Form 10QSB
period 2008-03-31
Jin Jie Corp.
filed 2008-05-15
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-147716

Jin Jie Corp
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0550257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 – 4th Floor, Tsui King House, Choi Lung Estate, Kowloon, Hong Kong
(Address of principal executive offices)

(702) 533-3083
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,900,000 common shares as of March 31, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of March 31, 2008;

F-2	Statements of Operations for the three and six months ended March 31, 2008 and 2007, and for the Period from Inception (July 17, 2007) to March 31, 2008;

F-3	Statements of Cash Flows for the six months ended March 31, 2008 and 2008, and for the Period from Inception (July 17, 2007) to March 31, 2008;

F-4	Statements of Stockholders’ Equity from Inception (July 17, 2007) to March 31, 2008

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

Jin Jie Corp.
(A Development Stage Company)
Balance Sheets

	March 31, 2008	September 30, 2007

Asset

Cash	$35,957	$69,000

Liability

Accounts Payable	$2,000	$13,222
Due to stockholder	500	500

	2,500	13,722

Stockholders` Equity (Note 3)

Capital stock authorized –50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –1,900,000 common shares	1,900	1,900
Additional paid in capital	67,100	67,100
Deficit accumulated in the development stage	(35,543)	(13,722)

	33,457	55,278

Total Liabilities and Stockholders’ Equity	$35,957	$69,000

       The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Operations

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008	Period from Inception (July 17, 2007) to March 31, 2008
Revenue	$-	$-	$-

Professional fees	2,000	17,678	21,178
Consulting fees	-	4,000	11,000
Website development costs	-	-	2,722
Office and miscellaneous	18	143	143
Incorporation costs	-	-	500

Net loss for the period	$(2,018)	$(21,821)	$(35,543)

Weighted average shares outstanding	1,900,000	1,900,000

Loss per share	(a)	$(0.01)
(a) Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008	Period from Inception (July 17, 2007) to March 31, 2008

Cash Flows from Operating Activities

Net loss	$(2,018)	$(21,821)	$(35,543)

Increase in accounts payable	2,000	(11,222)	2,000
Increase in due to stockholder	-	-	500

Cash used in operating activities	(18)	(33,043)	(33,043)

Cash Flows from Financing Activities

Cash from sale of stock	-	-	69,000

Increase (decrease) in cash	(18)	(33,043)	35,957
Cash, opening	35,975	69,000	-

Cash, closing	$35,957	$35,957	$35,957

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-	$-0-

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from Inception (July 17, 2007) to March 31, 2008

	Common Shares		Additional Paid-in	Deficit Accumulated in the Development
	Issued Shares	Amount	Capital	Stage	Total

Balance, July 17, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founder on July 17, 2007	1,900,000	1,900	67,100	-	69,000

Net loss	-	-	-	(13,722)	(13,722)

Balance, September 30, 2007	1,900,000	1,900	67,100	(13,722)	55,278

Net loss	-	-	-	(21,821)	(21,821)

Balance, March 31, 2008	1,900,000	$1,900	$67,100	$(35,543)	$33,457

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Note 1 – Nature of Operations

Jin Jie Corp. (“the Company”), incorporated in the state of Nevada on July 17, 2007, is planning on having business activities in online book publishing.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial  position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Financial Instrument

The Company's financial instrument consists of cash and amount due to stockholder.

The amount due to stockholder is non interest-bearing.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Note 2 – Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Note 3 – Due to Stockholder

The amount owing to stockholder is unsecured,  non-interest bearing and has no specific terms of repayment.

Note 4 – Capital stock

Common Shares - Authorized

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

At inception, the company issued 1,900,000 common shares for total proceeds of $69,000.

As at March 31, 2008, the company has no warrants or options outstanding.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Note 5 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is approximately $7,800, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $35,543.

The following table reconciles the amount of income tax recoverable on application of the statutory Canadian federal and provincial income tax rates:

The company has non-capital losses of $35,543.

Note 6 – Related Party Transaction

As at March 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Note 7 – Going Concern (continued)

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $35,543 as of March 31, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Note 8 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Note 8 – Recent Accounting Pronouncements (continued)

Statement No. 153- Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are in the business of developing and promoting our automotive Internet Sites, RodesTrading.com and RodesTrading.cn. RhodesTrading.cn is the Chinese-language version of RodesTrading.com. Through the Sites, we provide content of interest for consumers seeking automotive information. We hope to become the premier source of automotive information on the Internet.

Our plan is to develop our Sites to be content driven by users who will provide relevant content in forums, discussions, and in an interactive marketplace where users can buy, sell, trade and barter for automotive goods and services. Users will also find information about car clubs, wheels and tires, motorcycles, car reviews, links to industry sites, photo galleries of souped-up vehicles, as well as other relevant automotive content.

Our exclusive revenue source will be from Google-generated, content-specific advertisements strategically placed on every page of the site. For the Chinese site, Google ads will automatically be translated into Chinese.

Plan of Operation in the Next Twelve Months

Developing Our Web Site

We have launched the Beta version of our Site. Over the next twelve months we intend to contract with a web developer to expand our Web Site, including structure and content, into a final version. We plan to focus on adding discussion forums, links to outside sites, and a marketplace, as described previously. After the Site is operational, we intend to continually update and improve our Site based upon feedback from Users and advertisers. We have incurred approximately $2,722 in Web Site development expenses as of March 31, 2008. We expect to incur an additional approximately $7,000 in Web Site development expenses over the next twelve months. We expect to spend a total of approximately $2,000 over the next twelve months for web hosting services.

Marketing and Site Promotion

Over the next twelve months, our President, Cally Ka Lai Lai, will spend a portion of her available time in promoting our Site both directly and by contracting with others to perform related services. We will promote the site by attending automotive trade shows to make industry contacts, seeking public relations coverage in traditional and online media, posting messages on automotive forums, purchasing ads on search engines, programming key phrases to gain high listing on search engines, and engaging in other activities designed to increase the flow of traffic to our site.

Online Advertising Sales

We intend to establish and expand our Internet advertising business by forming relationships with and providing exceptional customer service to potential advertisers. As an on-going process over the next twelve months, we will market our online advertising services to companies that we believe will benefit from advertising to our Web Site visitors. We plan on generating sales leads for online advertising by sending a detailed marketing package to companies that we decide to target, based upon their involvement in the automotive industry, corporate goals, and Internet presence. We will then follow up with telephone sales calls. We will also take advantage of the network of contacts available to us through our president and our director, establish new contacts by attending automotive industry trade shows and conventions, and contact advertising agencies that specialize in placing online advertisements. Our President, Cally Ka Lai Lai, is responsible for marketing and selling our online advertising services. Therefore, we don’t anticipate that we will incur any significant expenses in marketing and selling these services during the next twelve months.

Results of Operations for the three and six months ended March 31, 2008 and 2007

We did not earn any revenues from inception through the period ending March 31, 2008. We incurred net operating expenses in the amount of $2,018 for the three months ended March 31, 2008, $21,821 for the six months ended March 31, 2008, and $35,543 for the period from our inception on July 17, 2007 to March 31, 2008. Our operating expenses incurred for the three months ended March 31, 2008 included $2,000 for professional fees, and $18 in general and administrative expenses. Our operating expenses incurred for the six months ended March 31, 2008 included $17,678 for professional fees, $4,000 for consulting fees, and $143 in general and administrative expenses. Our operating expenses incurred for the period from our inception on July 17, 2007 to March 31, 2008 included $21,178 for professional fees, $11,000 in consulting fees, $2,722 in Website development costs, $143 in general and administrative expenses, and $500 in incorporation costs. Thus, our net loss was $2,018 for the three months ended March 31, 2008, $21,821 for the six months ended March 31, 2008, and $35,543 for the period from our inception on July 17, 2007 to March 31, 2008. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2008, we had current assets in the amount of $35,957, consisting entirely of Cash. Our current liabilities as of March 31, 2008 were $2,500. Thus our working capital on March 31, 2008 was $33,457.

Our operating activities used $18 in cash for the three months ended March 31, 2008, $33,043 for the six months ended March 31, 2008, and $33,043 for the period from inception on July 17, 2007 to March 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months.  If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, we have no established source of revenue.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing.  We have sustained losses in all previous reporting periods with an inception to date loss of $35,543 as of March 31, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Recently Issued Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153- Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Cally Ka Lai Lai.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jin Jie Corp

Date:	May 14, 2008

By: /s/Cally Ka Lai Lai Cally Ka Lai Lai Title: Chief Executive Officer and Director