Form 10QSB
period 2008-06-30
Jin Jie Corp.
filed 2008-08-12
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,900,000 common shares as of June 30, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 and September 30, 2007 (audited);

F-2	Statements of Operations for the three and nine months ended June 30, 2008, and for the Period from Inception (July 17, 2007) to June 30, 2008;

F-3	Statement of Stockholders’ Equity from Inception (July 17, 2007) to June 30, 2008

F-4	Statements of Cash Flows for the three and nine months ended June 30, 2008, and for the Period from Inception (July 17, 2007) to June 30, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

Jin Jie Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2008 (unaudited)	September 30, 2007 (audited)

Assets

Current Assets	$23,819	$69,000
Cash
Prepaid expenses	5,042	-

Total Assets	$28,861	$69,000

Liabilities and Stockholders' Equity
Current Liabilities

Accounts payable	$1,100	$13,222
Due to stockholder	500	500

	1,600	13,722

Stockholders` Equity (Note 3)

Capital stock authorized –
50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
1,900,000 common shares	1,900	1,900
Additional paid in capital	67,100	67,100
Deficit accumulated in development stage	(41,739)	(13,722)

	27,261	55,278

Total Liabilities and Stockholders’ Equity	$28,861	$69,000

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008	Period from Inception (July 17, 2007) to June 30, 2008
Revenue	$-	$-	$-

Professional Fees	-	17,678	21,178
Consulting fees	-	4,000	11,000
Website development costs	-	-	2,722
Filing fees	6,160	6,170	6,170
Office and miscellaneous	36	169	169
Incorporation costs	-	-	500

Net loss for the period	$(6,196)	$(28,017)	$(41,739)

Weighted average shares outstanding	1,900,000	1,900,000

Loss per share

	(a)	$(0.01)

(a) Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from Inception (July 17, 2007) to June 30, 2008

	Common Shares		Additional Paid-in	Deficit Accumulated in Development
	Issued Shares	Amount	Capital	Stage	Total

Balance, July 17, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founder on July 17, 2007	1,900,000	1,900	67,100	-	69,000

Net loss	-	-	-	(13,722)	(13,722)

Balance, September 30, 2007	1,900,000	1,900	67,100	(13,722)	55,278

Net loss	-	-	-	(28,017)	(28,017)

Balance, June 30, 2008	1,900,000	$1,900	$67,100	$(41,739)	$27,261

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008	Period from Inception (July 17, 2007) to June 30, 2008

Operating Activities

Net loss	$(6,196)	$(28,017)	$(41,739)
Increase in prepaid expense	(5,042)	(5,042)	(5,042)
Increase (decrease) in accounts payable	(900)	(12,122)	1,100
Increase in due to stockholder	-	-	500

Cash used by operating activities	(12,138)	(45,181)	(45,181)

Financing Activity

Cash from sale of stock	-	-	69,000

Increase (decrease) in cash	(12,138)	(45,181)	23,819
Cash, opening	35,957	69,000	-

Cash, closing	$23,819	$23,819	$23,819

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Note 1 – Nature of Operations

Jin Jie Corp. (“the Company”), incorporated in the state of Nevada on July 17, 2007, is a Company with business activities in online book publishing.

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

Financial Instrument

The Company's financial instrument consists of amount due to stockholder.

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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Note 2 – Significant Accounting Policies (continued)

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

As at June 30, 2008, the company has no warrants or options outstanding.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the gross deferred tax asset has been recorded.  The total gross deferred tax asset is $9,183, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $41,739.  The net deferred tax asset is $0.

The company has non-capital losses of $41,739.

Note 6 – Related Party Transaction

At June 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue, and has incurred losses since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Note 7 – Going Concern (continued)

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $41,739 as of June 30, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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
June 30, 2008

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

The adoption of these  as well as other recently issued accounting pronouncements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

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

Plan of Operation in the Next Twelve Months

Developing Our Web Site

We have launched the Beta version of our Site. Over the next twelve months we intend to contract with a web developer to expand our Web Site, including structure and content, into a final version. We plan to focus on adding discussion forums, links to outside sites, and a marketplace, as described previously. After the Site is operational, we intend to continually update and improve our Site based upon feedback from Users and advertisers. We have incurred approximately $2,722 in Web Site development expenses as of June 30, 2008. We expect to incur an additional approximately $7,000 in Web Site development expenses over the next twelve months. We expect to spend a total of approximately $2,000 over the next twelve months for web hosting services.

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

Results of Operations for the three and nine months ended June 30, 2008, and for the period from inception (July 17,2007) to June 30, 2008

We did not earn any revenues from inception through the period ending June 30, 2008. We incurred net operating expenses in the amount of $6,196 for the three months ended June 30, 2008, $28,017 for the nine months ended June 30, 2008, and $41,739 for the period from our inception on July 17, 2007 to June 30, 2008. Our operating expenses incurred for the three months ended June 30, 2008 included $6,160 for filing fees, and $36 in general and administrative expenses. Our operating expenses incurred for the nine months ended June 30, 2008 included $17,678 for professional fees, $4,000 for consulting fees, $6,170 for filing fees and $169 in general and administrative expenses. Our operating expenses incurred for the period from our inception on July 17, 2007 to June 30, 2008 included $21,178 for professional fees, $11,000 in consulting fees, $2,722 in Website development costs, $169 in general and administrative expenses, $6,170 for filing fees and $500 in incorporation costs. Thus, our net loss was $6,196 for the three months ended June 30, 2008, $28,017 for the nine months ended June 30, 2008, and $41,739 for the period from our inception on July 17, 2007 to June 30, 2008. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets in the amount of $28,861, consisting of cash and prepaid expenses. Our current liabilities as of June 30, 2008 were $1,600. Thus our working capital on June 30, 2008 was $27,261.

Our cash used in operating activities for the three and nine months ended June 30, 2008 was $12,138 and $45,181 respectively, and $45,181 for the period from inception on July 17, 2007 to June 30, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months.  If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing.  We have sustained losses in all previous reporting periods with an inception to date loss of $41,739 as of June 30, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

The adoption of these asa well as other new Statements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Cally Ka Lai Lai.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Jin Jie Corp

Date:	August 8, 2008

By: /s/Cally Ka Lai Lai Cally Ka Lai Lai Title: Chief Executive Officer and Director