Form 10-K
period 2008-09-30
Jin Jie Corp.
filed 2008-12-29
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52892

JIN JIE CORP.
(Name of small business issuer as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 - 4th Floor, Tsui King House, Choi Lung Estate, Kowloon, Hong Kong
Address of principal executive offices	zip code

Registrant’s telephone number: (702) 553-3083

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
$0.001 par value common stock	not applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X           No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES______ NO___X____

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and  non-voting  common equity held by non-affiliates  could not be  computed  by  reference  to the price at which the common  equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's  most recently computed fiscal  quarter  as  there  was no  average  bid or ask  price  for  the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

The issuer had 1,900,000 shares of its common stock issued and outstanding as of December 29, 2008.

Documents Incorporated by Reference:                                                                                     None.
Transitional Small Business Disclosure Format:                                                                       No.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

Item 1.   Description of Business

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

The Internet

The internet has grown significantly in the past twenty years, and is now viewed as an excellent, if not the primary, research tool for most consumers with computer access. Automotive companies are seeing more growth in lead generation from the internet than from any traditional source of advertising. Today 45% of the US population visits automotive sites, amounting to 239 million unique site visits per month. In addition, automotive sites have experienced a growth rate four times that of the rest of the Internet, according to Yahoo and COM Score. More sales leads are generated at third party auto sites than anywhere else, according to Ward's Dealer Business and J.D. Power and Associates.

Nearly 7 million adult Canadians placed an order on-line in 2005 while slightly over 9 million logged on to retail sites to browse without making purchases. The people who made an on-line purchase represent about 41% of all adults who used the Internet in 2006. Although internet users ordered significantly less than average in the automotive sector (6%), the percentage of those browsing this category was significantly higher (26%) than average, indicating that the internet is used in this sector more as a research tool than a purchasing tool.

Internet shoppers report purchasing ...	%
Travel services and arrangements	36
Books, magazines and on-line newspapers	35
Other entertainment products	25
Clothing, jewelry and accessories	25
Computer software	20
Music	16
Consumer electronics	16
Videos and digital video discs (DVD)	13
Flowers as gifts	13
Computer hardware	12
Toys and games	12
House wares	8
Other health products, beauty and vitamins	8
Sports equipment	7
Automotive products	6

Internet shoppers report browsing for ...	%
Consumer electronics	42
House wares	39
Clothing, jewelry and accessories	37
Travel services and arrangements	37
Books, magazines and on-line newspapers	28
Automotive products	26
Music	22
Other entertainment products	22
Computer hardware	20
Computer software	19
Videos and digital video discs (DVD)	18
Toys and games	18
Sports equipment	16
Real estate	16
Flowers as gifts	12

The Target Market

We anticipate that the users of our Site (our “Customers” or our “Users”) will be predominantly male, automotive enthusiasts, and between 15 and 55 years of age. We further believe that Users will be internet savvy, knowledge seekers, and sharers of information. They will be responsive to new technology, want the latest product information and the opportunity to share and review information. The car review feature of the site is unique in that our Users are posting reviews. Outside expert reviews will be available as well. However, research shows that consumers trust other consumers’ reviews more than experts.

•	71% of online shoppers read reviews, making reviews the most widely read consumer-generated content
•	77% of online shoppers use reviews and ratings when purchasing

•	Reviews drive 21% higher purchase satisfaction and 18% higher loyalty
•	In a study of 2,000 shoppers 92% deemed customer reviews as “extremely” or “very” helpful

•	59% of internet users considered customer reviews to be more valuable than expert reviews
•	63% of consumers indicate they are more likely to purchase from a site if it has product ratings and reviews

•	CompUSA exit survey: 81% consider the availability of customer reviews to be Very Important (33%) or Somewhat Important (48%)
•	Among first time buyers on review equipped sites, 42% said the reviews were the primary factor in their purchase decision

•	86.9% of respondents said they would trust a friend’s recommendation over a review by a critic, while 83.8% said they would trust user reviews over a critic
•	When asked to note their most trusted information source, 60% of Canadian online buyers said consumer reviews compared to 31% who said newspapers or magazines

Advertising on the Internet

Traditional advertising dollars are shifting to online campaigns from offline campaigns. The audience is captive, research oriented, and spending more time online than reading newspapers and magazines. The Interactive Advertising Bureau reported in November of 2006 that Internet advertising revenue for Q3 of that year surpassed $4 billion. A decade earlier, the revenue was under $250 million. Just a few years earlier the revenue was non-existent. Online advertising has acquired funds from traditional marketing budgets.

There are two key reasons that advertising dollars are moving from traditional to online advertising: The audience is spending more time online, and measuring marketing success online is significantly more accurate and informative than for any other medium.

The internet as an advertising tool is experiencing impressive growth and outpacing other, traditional forms of advertising in terms of advertising budget spending. The U.S. online ad market is surging: online ad spending has increased from $3.5 billion in 1999 to $8.4 billion in 2004, and is projected to grow to $16.1 billion in 2009.

Online ad growth is significantly outpacing other media. Spending on Internet advertising increased 27% from 2003 to 2004, while cable advertising increased 14.1%, broadcast TV advertising was up 8.2%, radio advertising was up 7.0%, magazine advertising increased 5%, newspaper advertising increased 4.8%, and Yellow Pages advertising was up 3.2%.

Paid Search will continue to grow faster than any other sector of online advertising, increasing from $2.6 billion in 2004 to $5.5 billion in 2009. While paid Search growth remains strong, it is beginning to slow. A sharp increase in the average cost-per-click is the primary driver of this market, with incremental growth in the number of searches also driving spending.

Automobile Industry Advertising

At $21 billion in overall spending, the automotive industry is the largest US advertising category, but automakers and dealers continue pulling ad dollars out of traditional media and redirecting them to micro sites, digital media, SEM, mobile marketing and VODS.

E-Marketer predicts the automotive category, consisting of manufacturers, dealers, and after-market vendors, will account for $2.54 billion, nearly 13%, of the $19.5 billion estimated to be spent on Internet Advertising and marketing this year. About $1.1 billion of that money will go toward search marketing strategies, including paid ads and search engine optimization. The following table shows the level and growth of online advertising spending by major automakers from 2004 to 2005:

Top Automotive Online Advertisers in the US, Ranked by Spending, 2004 & 2005 (millions and % increase/decrease vs. prior year)
	2004	2005	% change
General Motors	$66,119	$110,480	67.1%
Ford	$45,534	$55,016	20.8%
Toyota	$43,839	$32,872	-25.0%
DaimlerChrysler	$40,302	$31,571	-21.7%
Volkswagen	$30,646	$20,889	-31.8%
Honda	$12,951	$11,158	-13.8%
Hyundai	$3,809	$8,675	127.8%
Nissan	$6,038	$6,928	14.7%
Kia Motors	$1,751	$461	-73.7%
Total	$252,993	$280,055	64.4%

The Chinese Market

Rodestrading.com will also be translated into the Chinese language and have its own domain at RodesTrading.cn. We see the Chinese market as a growing market worth targeting for several reasons.

We believe that the emerging middle class in China is a market that will continue to see explosive growth for at least twenty years. The rising of a middle class in China provides many opportunities to market and sell consumer goods that were traditionally out of reach for the majority of the population.

It is estimated that 30 million Chinese citizens migrate into middle class every day.

China has surpassed the United States in internet use. Chinese internet users spend nearly two billion hours per week on the internet while the U.S. market logs on for 129 million hours per week. Therefore, we feel that the market for an interactive, consumer demand generated website in the emerging Chinese market provides an excellent opportunity.

Our Sites

We are in the process of developing our Sites, RodesTrading.com and RodesTrading.cn for automotive enthusiasts. The Sites will be comprehensive forums where users create material relevant to the industry. RodesTrading.com will be in English and RodesTrading.cn will be in Chinese, so that we may access both of these large markets. The Google ads will similarly be in English or Chinese to match the language of the Site.

Users will create content in forums, debates and articles. Our sole revenue stream will be derived from Google ads. Google’s unique software program uses key word recognition and thus is driven by the content and creates ads specific to the content, thus our Honda forum will automatically display Google Honda ads. Our Sites will be low maintenance. Once initially developed and activated, our Sites will essentially run themselves as the users create the content and Google creates highly targeted ads. Google ads will appear on every page of the website, including click thrus to individual posts. Users will have incentive to return to the site to ask questions in forums, read and participate in discussions and debates, view and enter “picture of the week” contests, and buy, sell, and browse in the classifieds section. The classifieds section will be unique as visitors can barter and trade, as well as buy and sell with cash - something rarely seen on the Internet.

The following description reflects our expectation for the Sites. The homepage will have Google Ads strategically placed and color coded to match the graphic design of the website. Other major components of the homepage will be the Main Navigation menu, a featured article of the week, a featured photo of the week, and a New Product highlight.

The main sections of the website are all accessible from the main navigation menu on the home page and every other page of the Sites. The main sections we intend to include on the sites are as follows:

1)	CAR FORUM

The Car Forum page will have all car makes listed and categorized by country of origin (i.e. Japan, USA, Germany, Italy, other Foreign), Antiques, and Collectibles. A User can click on the name of a car manufacturer. This takes them to a subsection for that manufacturer listing all major models within that brand. The User then clicks on a specific model and is taken to the forum page for that model. Here they can search for keywords, scroll the forum for posts, or submit a post.

2)	TIRES FORUM

The Tires Forum will be very similar to the Car Forum in that it will list all tire manufacturers on the first page and follow a similar format. Additionally, there will be links within each brand’s page to an outside tire site (www.tiretrack.com) where users can buy tires. These links will open a new window to that site while keeping RodesTrading.com open in the background. Other features include a tires and wheels glossary of terms as well as a link to a tire size calculator at www.1010tires.com/TireSizeCalculator.asp.

3)	WHEELS FORUM

Wheels Forum will also follow the same format as the Car Forum.

4)	CAR ACCESSORIES FORUM

Car Accessories Forum will also follow the same format as the Car Forum. Users can post comments and feedback about the latest and greatest car accessories.

5)	CLASSIFIEDS

The Classifieds section will serve to keep old Users coming back to the site and draw new users daily. The Classified section offers members the opportunity to list their cars, accessories, wheels, tires, stereo equipment, etc. for sale for no charge. Mechanics, installation experts, upholsterers, auto specialty providers, stereo suppliers and any car-related supplier can have a presence, which will help provide a one-stop shopping online marketplace for Users. The unique feature of this marketplace is that members can buy, sell, trade and barter items. We anticipate that content-specific Google ads appearing on these pages will have a higher success rate as the ads will reflect the specific item the User is looking at. Our Site will be a portal for Users to contact each other and will assume no responsibility between vendors and buyers. In order for site visitors to post to a forum or place a classified ad, they will be required to register as members and agree to the Code of Conduct to use the Site.

6)	CAR CLUBS

This section will allow Users to list their car clubs. The initial page will list all makes of vehicles. Users will click on the make of their car and will be taken to a listing of car clubs. Car clubs will be listed in alphabetical order and will provide links to club sites.

7)	CAR REVIEWS/ARTICLES

This section is where Users are asked to post their reviews on individual car makes and models. Featured Article topics will also be posted here (i.e. Hybrids). Links to outside Car Review websites will also be posted.

8)	PHOTOS

The photo section will allow Users to upload photos with a short description showing road trips, car shows, restored cars, etc. Users can then rate photos. The photo with the most votes will be Photo of the Week and appear on the home page the following week.

9)	SOUPED-UP

This section specifically hosts souped up car projects. Users upload before and after photos and a description of work done to show off to other car enthusiasts.

10)	INDUSTRY LINKS

This section is a link exchange with other popular industry and relevant websites - i.e. Major automotive review websites, Top Gear, Map Quest, Lemon Reviews, top links for accessories, customization packages, and major car racing sites.

Strategy

Our company’s long-term business strategy is designed to capitalize on the current demand for automotive discussion forums and research sites that we perceive within the auto industry. Our goal is to grow our company by expanding the reach and popularity of our Site, and by selling advertising to generate revenue for our business.

Marketing

Online advertising budgets are growing at a faster rate than budgets for traditional advertising mediums, and the automotive industry accounts for a large portion of that spending. We intend to aggressively market our Sites through complementary sites, blogs, forums, e-mail and online advertisements on websites that reach our target audience. Our site will be designed using search engine optimization techniques and keyword recognition in an attempt to achieve high status amongst the popular search engines, including Yahoo, Google and MSN.

We intend to execute an aggressive on-going marketing campaign to attract users to our Site. The main focus of the marketing of the site will be search engine optimization, key word recognition, and keeping content relevant and fresh to please users and ensure loyalty. We intend to use the following strategies to bring Users to our Sites:

1)	Search Engine Optimization

Search engine optimization and high ranking within the search engines will be central to our marketing strategy. During the development process of the Site, key words and Search Engine Optimization will be used. This will assist in higher placement on search results of popular search engines such as Google, Yahoo and MSN.

2)	Link Exchange

We will actively seek link exchanges with other similar sites to boost ratings in the search engines, effectively increasing our web presence with other sites.

3)	Web Placement Ads

We intend to place ads on other automotive Web Sites in order to gain exposure to the target audience.

4)	Traditional Industry Ads

We intend to place traditional ads in industry publications such as Buy and Sell, Auto Trader, ebay Motors, Rod and Wheel, etc.

5)	Targeted mass e-mail campaigns

6)	Weekly newsletter e-mail campaigns

7)	Submitting the site for editorial reviews by automotive industry editors and leading sites

8)	Submitting posts on other automotive blogs and forums.

Intellectual Property

Our business depends, in part, on the protection of our intellectual property, including our business name, logo, and distinctive branding. We have not taken any measures to protect our intellectual property to this point, so there are no legal barriers to prevent others from using what we regard as our intellectual property. In the future we may decide to file a trademark application to protect our brand, but we cannot guarantee the success of this application. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could develop similar or superior trademarks without violating our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can beno assurance that we would prevail. We currently own two domain names, RodesTrading.com and RodesTrading.cn, and have successfully developed a corporate logo and branding strategy.

Competition

The automotive internet Site industry can be categorized as highly competitive. There are a large number of established firms that currently promote Sites similar to ours, aimed at a target market similar to ours. Many of these established Sites have representatives who have established relationships within the industry. These highly competitive market conditions may make it difficult for our company to succeed in this market. We hope to compete on the comprehensive level of information, interaction, and marketplace activity we provide. Three of our most established competitors are:

•
www.automotiveforums.com - This is an established website that also offers hundreds of forums for car enthusiasts. The site was established in November 2000. The site was featured as a Google success story for their widespread success with the use of Google Ads. We anticipate that this site will be our most significant competitor. The major competitive advantage that RodesTrading.com will have is the interactive marketplace where users can buy/sell/trade and barter automotive goods.

•
www.where-can-i-buy-a-car-online.com - This is a highly ranked website and offers users many benefits when researching a car and where to purchase a vehicle. However, the site does not offer an interactive discussion forum and is limited in the information provided by those hosting the site.

•
www.autoforumuniverse.com/ - This site is also highly ranked and boasts over 320,000 members and 43 Million monthly page views. The site operates as an umbrella to 40 individual forum sites that are make and model specific. The forums are general in nature. Photo galleries are also present, but that is the extent of their content.

There are millions of car enthusiast websites on the internet. While there is significant competition to attract their attention and their business, we feel that there is currently a lack of a comprehensive, one-stop site that offers users a wide range of information, marketplace capabilities, and user reviews.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business.

Employees

We have no employees other than our sole officer and director of our company as of the date of this prospectus. As needed from time to time, we may pay for the services of independent contractors such as web designers and commissioned sales people.

Risk Factors

Risks Associated with Our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 17, 2007 (date of inception) to September 30, 2008, totaled $45,890. We have incurred cumulative net losses of $45,890 since September 30, 2008. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months should we determine to pursue a strategy of growth. As of September 30, 2008, we had cash in the amount of $23,478. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, it is difficult to evaluate an investment in our stock.

An evaluation of our business will be difficult for investors because we have a limited operating history. We are in the development stage of our business and have not yet begun to offer our Site to the public. To date, revenues are not substantial enough to maintain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

Risks Associated with Our Business Model

Because we have not established the Jin Jie brand name, and our Sites and name have little, if any, name recognition, we may be prevented from generating revenues which will reduce the value of your investment.

Because we are a new company with new Sites and we have not conducted advertising, there is little or no recognition of our Jin Jie brand name. As a result, consumers may visit Sites other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of an investment in our company.

Because we conduct our business through verbal agreements with consultants and arms-length third parties, there is a substantial risk that such persons may not be readily available to us and the implementation of our business plan could be impaired.

Although we plan to pursue written agreements with our suppliers and consultants to provide services to us at their respective and customary rates upon request, we currently do not have a written agreement in place with our service providers. In addition, we have a verbal agreement with our accountants to perform requested financial accounting services and our outside auditors to perform auditing functions. Each of these functions requires the services of persons in high demand and these persons may not always be available. The implementation of our business plan and ability to service our customers may be impaired if we are not able to secure written agreements with additional suppliers, or the parties with whom we have verbal agreements do not perform in accordance with our verbal agreements. In addition, it may be difficult to enforce a verbal agreement in the event that any of these parties fail to perform.

Because we do not have exclusive agreements with the third party programmers that will develop our Site, we may be unable to effectively publish our Sites or publish them at all, which would adversely affect our reputation and materially reduce our revenues.

We do not employ any web development personnel. We plan to pursue written agreements with the third party developers of Web Sites to produce our Sites. If we lose the services of our third party programmers, we may be unable to secure the services of replacement programmers. In addition, because we do not have written agreements with all of these programmers, they could refuse to develop our Sites or change the terms and prices under which they normally maintain our Site. The occurrence of any such conditions will have a materially negative effect upon our reputation and our ability to publish our Sites, which will cause a material reduction in our revenues.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to offer Sites, sections, and designs that reflect current needs and anticipate, gauge and react to changing consumer demands in a timely manner. Our business is vulnerable to changes in consumer preferences. We will attempt to reduce the risks of changing demands and product acceptance in part by devoting a portion ofour available time and effort to measuring and responding to customer feedback. Nevertheless, if we misjudge consumer needs for our Sites, our ability to generate advertising sales could be impaired resulting in the failure of our business. There are no assurances that future versions of our Sites will be successful, and in that regard, any unsuccessful versions of our Sites could also adversely affect our business.

In the event that we are unable to successfully compete within the automotive discussion forum business, we may not be able to achieve profitable operations.

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. These competitors may have completed development of their Sites and are presently marketing these to potential customers. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competing Sites. However, we cannot assure investors that our Sites will outperform competing Sites or those competitors will not develop new Sites that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their advertising, then it may not be possible for us to market our advertisements at prices that are economically viable. Increased competition could result in:

▪	Lower than projected revenues;

▪	Price reductions and lower profit margins;

▪	The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing Sites that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

If we are unable to keep our Sites operational to our consumers’ specifications, we could suffer lost sales.

The success of our business depends on our ability to keep our Sites operational to our consumers’ specifications. However, we are dependent third parties for server and site maintenance required to keep our Sites operational. Disruptions in the business of these third party businesses could impact the availability of our Sites, which could result in cancelled advertising sales.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

Risks Associated with Management and Control Persons

Because our management is inexperienced in operating an automotive Internet business, our business plan may fail.

Our management does not have any specific training in running an automotive Internet business. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

Because our management has only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Cally Ka Lai Lai, our president and CEO, devotes 10 to 15 hours per week to our business affairs. We do not have an employment agreement with Cally Ka Lai Lai, nor do we maintain key life insurance for her. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of our management, it is possible that they may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the Site, to the sale of advertising, and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Because our president, Cally Ka Lai Lai, and our director, Wei Xiang Zeng own 52.6% of our outstanding common stock, investors may find that corporate decisions influenced by Cally Ka Lai Lai and Wei Xiang Zeng are inconsistent with the best interests of other stockholders.

Cally Ka Lai Lai is our president, chief executive officer and a director. She owns approximately 26.3% of the outstanding shares of our common stock. Wei Xiang Zeng is a director. He owns approximately 26.3% of the outstanding shares of our common stock. Accordingly, they will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of Cally Ka Lai Lai and Wei Xiang Zeng may still differ from the interests of the other stockholders.

Because our president, Cally Ka Lai Lai, and our director, Wei Xiang Zeng, own a combined 52.6% of our outstanding common stock, the market price of our shares would most likely decline if they were to sell a substantial number of shares all at once or in large blocks.

Our president, Cally Ka Lai Lai owns 500,000 shares of our common stock, which equates to 26.3% of our outstanding common stock. Our director, Wei Xiang Zeng, owns 500,000 shares of our common stock, which equates to 26.3% of our outstanding common stock. There is presently no public market for our common stock although we plan to apply for quotation of our common stock on the NASD over-the-counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. If our shares are publicly traded on the over-the-counter bulletin board, Cally Ka Lai Lai and Wei Xiang Zeng will be eligible to sell their shares publicly subject to the volume limitations in Rule 144. The offer or sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur may materially and adversely affect prevailing markets prices for our common stock.

Risks Related to Legal Uncertainty

If our products sold through our Sites are found to cause injury, have defects, or fail to meet industry standards, we may incur substantial litigation, judgment, and product liability costs, which will increase our losses and negatively affect our brand name reputation and use of our marketplace.

Although we will not be selling any products directly, we may be subject to liability for any accidents or injury that may occur in connection with the use of products purchased through our Site due to claims of defective design, integrity or durability of the products. We do not currently maintain liability insurance coverage for such claims. If we are unable to obtain such insurance, product liability claims could adversely affect our brand name reputation, revenues and ultimately lead to losses. The occurrence of any claims, judgments, or product recalls will negatively affect our brand name image and product sales, as well as lead to additional costs.

Even though we are not manufacturing any products ourselves, if any of the products sold through our marketplace infringe on the intellectual property rights of others, we may find ourselves involved in costly litigation, which will negatively affect the financial results of our business operations.

Although we have not received notices of any alleged infringement, we cannot be certain that the products sold through our Sites do not and will not infringe on issued trademarks and/or copyright rights of others. We may be subject to legal proceedings and claims from time to time in our ordinary course of business arising out of intellectual property rights of others. These legal proceedings can be very costly, and thus can negatively affect the results of our operations.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Our Securities

Item 2.  Description of Property

We do not lease or own any real property. We maintain our corporate office at 409 - 4th Floor, Tsui King House, Choi Lung Estate, Howloon, Hong Kong. As our business operations grow, it may be necessary for us to seek additional office space.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Our common stock trades on the OTC Bulletin Board under the symbol JIJE. We have had no trades of our securities during the period covered in this annual report.

    At December 29, 2008, there were 38 holders of record of our common stock.

    We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

    As of September 30, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

    The following is a discussion of the financial condition and results of operations of Jin Jie Corp. for the years ended September 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-K.

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

    We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we can deploy a website capable of accepting books in a number of different electronic formats, of creating an online inventory of titles, and of offering these e-books for sale in downloadable fashion.  Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

Plan of Operation

    Our specific goal is to outsource the development of our website and to launch our marketing plan.

Developing Our Web Site

Over the next twelve months we intend to contract with a web developer to create our Web Site, including structure and content. We plan to focus on adding discussion forums, links to outside sites, and a marketplace, as described previously. After the Site is operational, we intend to continually update and improve our Site based upon feedback from Users and advertisers. We have incurred approximately $2,722 in Web Site development expenses as of September 30, 2008. We expect to incur an additional approximately $7,000 in Web Site development expenses over the next twelve months. We expect to spend a total of approximately $2,000 over the next twelve months for web hosting services.

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

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Revenues

We had no revenues for the period from July 17, 2007 (date of inception), through September 30, 2008.

Expenses

Our expenses for the twelve month period ended September 30, 2008, were $32,168.  During the period from July 17, 2007 (date of inception), through September 30, 2008, we incurred expenses of $45,890.    These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the twelve-month period ended September 30, 2008, was $32,168.  During the period from July 17, 2007 (date of inception), through September 30, 2008, we incurred a net loss of $45,890.  This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses.  Since inception, we have sold 1,900,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects assets of $27,110 in the form of cash and cash equivalents and prepaid expenses.  Since inception, we have sold 1,900,000 shares of common stock with gross proceeds of $69,000.  However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Jin Jie Corp.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

Item 7.  Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of September 30, 2008 and 2007

F-3	Statements of Operations for the Year Ended September 30, 2008, Period ended September 30, 2007 and Period from July 17, 2007 (inception) to September 30, 2008

F-4	Statement of Stockholders’ Equity as of September 30, 2008

F-5	Statements of Cash Flows for the Year Ended September 30, 2008, Period ended September 30, 2007 and Period from July 17, 2007 (inception) to September 30, 2008

F-6	Notes to Financial Statements

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Jin Jie Corp.
Reno, Nevada

We have audited the accompanying balance sheets of Jin Jie Corp. as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jin Jie Corp. as of September 30, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of its products, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
December 29, 2008

Jin Jie Corp.
(A Development Stage Company)
Balance Sheets
September 30, 2008

	September 30 2008	September 30 2007

Assets

Cash	$23,478	$69,000
Prepaid expenses	3,632	-

Total Assets	$27,110	$69,000

Liability

Accounts payable	$3,500	$13,222
Due to stockholder	500	500
	$4,000	13,722

Stockholders’ Equity (Note 3)

Capital stock authorized – 50,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding – 1,900,000 common shares at September 30, 2008 and 2007	1,900	1,900
Additional paid in capital	67,100	67,100
Deficit	(45,890)	(13,722)
	23,110	55,278

Total Liabilities and Stockholders’ Equity	$27,110	$69,000

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Operations
For the Year-ended September 30, 2008, Period ended September 30, 2007 and Period from July 17, 2007 (inception) to September 30, 2008

	Year Ended September 30 2008	Period Ended September 30 2007	Period from inception (July 17, 2007) to September 30, 2008

Revenue	$-	$-	$-

Professional fees	19,049	3,500	22,549
Consulting fees	4,000	7,000	11,000
Filing fees	8,709	-	8,709
Website development costs	-	2,722	2,722
Office and miscellaneous	410	-	410
Incorporation costs	-	500	500

Net Loss	$(32,168)	$(13,722)	$(45,890)

Weighted average shares outstanding	1,900,000	1,900,000

Loss per share	$(0.02	$(0.01)

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from Inception (July 17, 2007) to September 30, 2008

	Common Shares		Additional Paid-in
	Issued Shares	Amount	Capital	Defecit	Total

Balance, July 17, 2007 (date of inception)	-	$-	$-	$-	$-

Common shares issued, July 17, 2007	1,900,000	1,900	67,100	-	69,000

Net loss	-	-	-	(13,722)	(13,722)

Balance, September 30, 2007	1,900,000	1,900	67,100	(13,722)	55,278

Net loss	-	-	-	(32,168)	(32,168)

Balance, September 30, 2008	1,900,000	$1,900	$67,100	$(45,890)	$23,110

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Year-ended September 30, 2008, Period ended September 30, 2007 and Period from July 17, 2007 (inception) to September 30, 2008

	Year Ended September 30 2008	Period Ended September 30 2007	Period from inception (July 17, 2007) to September 30, 2008

Operating Activities
Net loss	$(32,168)	$(13,722)	$(45,890)
(Increase) in prepaid expenses	(3,632)	-	(3,632)
Increase (Decrease) in accounts payable	(9,722)	13,222	3,500
Increase in due to stockholder	-	500	500
Cash (used by) operating activities	(45,522)	-	(45,522)

Financing Activity
Cash from sale of stock	-	69,000	69,000

Increase (Decrease) in cash	(45,522)	69,000	23,478
Cash, beginning	69,000	-	-

Cash, ending	$23,478	$69,000	$23,478

The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note 1 – Nature of Operations

Jin Jie Corp. (“the Company”), incorporated in the state of Nevada on July 17, 2007, is a private company with business activities in online book publishing.

The company has no operations and in accordance with SFAS#7 is considered to be in the development stage.

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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note 2 – Significant Accounting Policies (continued)

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

Note 3 – Due to Stockholder

The amount owed to the stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 – Capital stock

Common Shares - Authorized

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

The company has 1,900,000 common shares issued and outstanding at September 30, 2008.

At September 30, 2008, the company has no warrants or options outstanding.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $10,096, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $45,890.

The following table reconciles the amount of income tax recoverable on application of the statutory Canadian federal and provincial income tax rates:

The company has non-capital losses of $45,890.

Note 6 – Related Party Transaction

As at September 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $500.

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

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $45,890 as of September 30, 2008.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Note 8 – Recent Accounting Pronouncements (continued)

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Age	Position

Cally Ka Lai Lai	44	President, Secretary, Treasurer, and Director

Wei Xiang Zeng	37	Director

Cally Ka Lai Lai is our sole officer and a director. In 1986 Cally Ka Lai Lai graduated college in Commercial Studies with a London Chamber of Commerce intermediate level accounting degree. From 1986 to 1988 she was an Accounting secretary with Pacific Asian Bank (now Bank of America). Since 1988 she has been an independent immigration consultant working with several immigration law firms where her duties include acquiring new clients and assessing their prospects for immigration and if requirements are met then preparing all the required documentation for the lawyers.

Wei Xiang Zeng is a director. Mr. Zeng has comprehensive experience in the automotive industry. In 1993 he graduated from Guangzhou Light Industry College. From 1994 to 1996 he was a Taxi License Owner. From 1996 to 2002 Mr. Zeng was the department manager of an automotive repair and body shop. Since 2002 he has owned an automotive repair shop, where he currently manages over 20 employees.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended August 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Cally Ka Lai Lai	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Wei Xiang Zeng	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Cally Ka Lai Lai	0	0	0	-	-	0	-	0	-
Wei Xiang Zeng	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

 Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2008.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of December 29, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Cally Ka Lai Lai	500,000	26.3%
Common Stock	Wei Xiang Zeng	500,000	26.3%
all officers as a Group		1,000,000	52.6%

(¹)	Based on 1,900,000 shares of our common stock outstanding.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total	0		0

Item 12. Certain Relationships and Related Transactions.

    Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

    As of September 30, 2008, there is a balance owing to one of our stockholders in the amount of $500.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	By-Laws
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services.

Audit Fees

For the year ended September 30, 2008, Maddox Ungar Silberstein PLLC billed us for $4,300 in audit fees.

Review Fees

Maddox Ungar Silberstein PLLC, billed us $3,000 for reviews of our quarterly financial statements in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Maddox Ungar Silberstein PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended September 30, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Maddox Ungar Silberstein PLLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of September 30, 2008 and for the years then ended, none of the hours expended on Maddox Ungar Silberstein PLLC engagement to audit those financial statements were attributed to work by persons other than Maddox Ungar Silberstein PLLC's full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIN JIE CORP.

By:/s/Cally Ka Lai Lai
President, Treasurer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/Cally Ka Lai Lai	President, Treasurer, Secretary, and Director	December 29, 2008