Form 10-Q
period 2008-12-31
Jin Jie Corp.
filed 2009-02-12
CIK 1419582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period __________ to __________

                       Commission File Number: 333-147716


                                  Jin Jie Corp
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                         98-0550257
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

     409 - 4th Floor, Tsui King House, Choi Lung Estate, Kowloon, Hong Kong
                    (Address of principal executive offices)

                                 (702) 533-3083
                          (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,900,000 common shares as of February 10, 2009.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis or Plan of Operation            13

Item 3. Controls and Procedures                                              19

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3. Defaults Upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    20

Item 6. Exhibits                                                             20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008 (audited);

Statements of Operations for the three months ended December 31, 2008 and 2007, and for the Period from Inception (July 17, 2007) to December, 2008 (unaudited);

Statements of Stockholders' Equity from Inception (July 17, 2007) to December 31, 2008 (unaudited);

Statements of Cash Flows for the three months ended December, 2008 and 2007, and for the Period from Inception (July 17, 2007) to December 31, 2008 (unaudited);

Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

Jin Jie Corp.
(A Development Stage Company)
Balance Sheets

                                                               December 31,      September 30,
                                                                  2008               2008
                                                                --------           --------
                                                               (unaudited)         (audited)
ASSETS

CURRENT ASSETS
  Cash                                                          $ 18,416           $ 23,478
  Prepaid expenses                                                 2,223              3,632
                                                                --------           --------

TOTAL ASSETS                                                    $ 20,639           $ 27,110
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accounts payable                                              $  1,400           $  3,500
  Due to stockholder                                                 500                500
                                                                --------           --------

TOTAL LIABILITIES                                                  1,900              4,000
                                                                --------           --------
STOCKHOLDERS` EQUITY (NOTE 3)
  Capital stock authorized -
   50,000,000 common shares with a par value of $0.001
  Capital stock issued and outstanding -
   1,900,000 common shares                                         1,900              1,900
  Additional paid in capital                                      67,100             67,100
  Deficit accumulated during the development stage               (50,261)           (45,890)
                                                                --------           --------

TOTAL STOCKHOLDERS' EQUITY                                        18,739             23,110
                                                                --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 20,639           $ 27,110
                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Operations (unaudited)

                                                                                     Period from
                                            Three Months        Three Months          Inception
                                               Ended               Ended          (July 17, 2007) to
                                             December 31,        December 31,         December 31,
                                                2008                2007                 2008
                                             ----------          ----------           ----------
Revenue                                      $       --          $       --           $       --

Professional fees                                 2,451              15,000               25,000
Consulting fees                                      --               4,000               11,000
Website development costs                            --                  --                2,722
Filing fees                                       1,587                 688               10,296
Office and miscellaneous                            333                 115                  743
Incorporation costs                                  --                  --                  500
                                             ----------          ----------           ----------

Net loss for the period                      $    4,371          $   19,803           $   50,261
                                             ==========          ==========           ==========

Weighted average shares outstanding           1,900,000           1,900,000
                                             ==========          ==========

Loss per share                                       (a)         $    (0.01)
                                             ==========          ==========

----------
(a) Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (unaudited)
For the Period from Inception (July 17, 2007) to December 31, 2008

                                                                                           Deficit
                                                                                         Accumulated
                                                     Common Shares        Additional     During the
                                                 Issued                    Paid-in       Development
                                                 Shares         Amount     Capital          Stage         Total
                                                 ------         ------     -------          -----         -----
Balance, July 17, 2007 (date of inception)            --       $    --     $     --      $      --      $     --

Shares issued to founder on July 17, 2007      1,900,000         1,900       67,100             --        69,000
Net loss                                              --            --           --        (13,722)      (13,722)
                                               ---------       -------     --------      ---------      --------

Balance, September 30, 2007                    1,900,000         1,900       67,100        (13,722)       55,278
Net loss                                              --            --           --        (32,168)      (32,168)
                                               ---------       -------     --------      ---------      --------

Balance, September 30, 2008                    1,900,000         1,900       67,100        (45,890)       23,110
Net loss                                              --            --           --         (4,371)       (4,371)
                                               ---------       -------     --------      ---------      --------

Balance, December 31, 2008                     1,900,000       $ 1,900     $ 67,100      $ (50,261)     $ 18,739
                                               =========       =======     ========      =========      ========


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

                                                                                       Period from
                                                 Three Months       Three Months        Inception
                                                    Ended              Ended        (July 17, 2007) to
                                                  December 31,       December 31,       December 31,
                                                     2008               2007               2008
                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                         $ (4,371)          $(19,803)          $(50,261)
  (Increase) Decrease in prepaid expense              1,409                 --             (2,223)
  Increase (Decrease) in accounts payable            (2,100)           (13,222)             1,400
  Increase in due to stockholder                         --                 --                500
                                                   --------           --------           --------

Cash from operating activities                       (5,062)           (33,025)           (50,584)
                                                   --------           --------           --------

FINANCING ACTIVITY
  Cash from sale of stock                                --                 --             69,000
                                                   --------           --------           --------

Increase in cash                                     (5,062)           (33,025)            18,416
Cash, opening                                        23,478             69,000                 --
                                                   --------           --------           --------

Cash, closing                                      $ 18,416           $ 33,975           $ 18,416
                                                   ========           ========           ========

Supplemental Cash Flow Information
  Cash Paid for Interest                           $ (4,371)          $(19,803)          $(50,261)
  Cash Paid for Income Taxes                       $ (4,371)          $(19,803)          $(50,261)


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008


NOTE 1 - NATURE OF OPERATIONS

Jin Jie Corp. ("the Company"), incorporated in the state of Nevada on July 17, 2007, and is in the business of developing and promoting its proprietary automotive Internet Sites. The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K as of and for the period ended September 30, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT CERTIFICATION

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

FINANCIAL INSTRUMENT

The Company's financial instruments consist of cash and cash equivalents, accounts payable, and amounts due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

NOTE 3 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - CAPITAL STOCK

Common Shares - Authorized: The Company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding: During the year ended September 30, 2007, the Company issued 1,900,000 common shares for total proceeds of $69,000. As at December 31, 2008, the Company has no warrants or options outstanding.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008


NOTE 5 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,057, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $50,261.

The company has non-capital losses of $50,261.

NOTE 6 - RELATED PARTY TRANSACTION

As at December 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $50,261 as of December 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

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

The adoption of these and other new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

DEVELOPING OUR WEB SITE

We have launched the Beta version of our Site. Over the next twelve months we intend to contract with a web developer to expand our Web Site, including structure and content, into a final version. We plan to focus on adding discussion forums, links to outside sites, and a marketplace, as described previously. After the Site is operational, we intend to continually update and improve our Site based upon feedback from Users and advertisers. We have incurred approximately $2,722 in Web Site development expenses as of December 31, 2008. We expect to incur an additional approximately $7,000 in Web Site development expenses over the next twelve months. We expect to spend a total of approximately $2,000 over the next twelve months for web hosting services.

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

ONLINE ADVERTISING SALES

We intend to establish and expand our Internet advertising business by forming relationships with and providing exceptional customer service to potential advertisers. As an on-going process over the next twelve months, we will market our online advertising services to companies that we believe will benefit from advertising to our Web Site visitors. We plan on generating sales leads for online advertising by sending a detailed marketing package to companies that we decide to target, based upon their involvement in the automotive industry, corporate goals, and Internet presence. We will then follow up with telephone sales calls. We will also take advantage of the network of contacts available to us through our president and our director, establish new contacts by attending automotive industry trade shows and conventions, and contact advertising agencies that specialize in placing online advertisements. Our President, Cally Ka Lai Lai, is responsible for marketing and selling our online advertising services. Therefore, we don't anticipate that we will incur any significant expenses in marketing and selling these services during the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

We did not earn any revenues from inception through the period ending December 31, 2008. We incurred net operating expenses in the amount of $4,371 for the three months ended December 31, 2008, and $50,261 for the period from our inception on July 17, 2007 to December 31, 2008. Our operating expenses incurred for the three months ended December 31, 2008 included $1,587 for filing fees,

$2,451 in professional fees and $333 in general and administrative expenses. Our operating expenses incurred for the period from our inception on July 17, 2007 to December 31, 2008 included $25,000 for professional fees, $11,000 in consulting fees, $2,722 in Website development costs, $743 in general and administrative expenses, $10,296 for filing fees and $500 in incorporation costs. Thus, our net loss was $4,371 for the three months ended December 31, 2008 and $50,261 for the period from our inception on July 17, 2007 to December 31, 2008. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had current assets in the amount of $20,639, consisting of cash and prepaid expenses. Our current liabilities as of December 31, 2008 were $1,900. Thus our working capital on June 30, 2008 was $18,739.

Our cash used in operating activities for the three months ended December 31, 2008 was $5,062 and $50,584 for the period from inception on July 17, 2007 to December 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $50,261 as of December 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

STATEMENT NO. 151 - INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

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

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

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

The adoption of these and other new Statements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive
Officer and Chief Financial Officer, Cally Ka Lai Lai. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

                           PART II - OTHER INFORMATION

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                            Description of Exhibit
------                            ----------------------

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

                                     Jin Jie Corp

Date: February 10, 2009

                                     By: /s/ Cally Ka Lai Lai
                                        ----------------------------------------
                                            Cally Ka Lai Lai
                                     Title: Chief Executive Officer and Director