Form 10-Q
period 2009-06-30
Jin Jie Corp.
filed 2009-08-14
CIK 1419582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,900,000 common shares as of August 12, 2009

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

     Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (audited);

     Statements of Operations for the three and nine months ended June 30, 2009 and 2008, and for the Period from Inception (July 17, 2007) to June 30, 2009 (unaudited);

     Statement of Stockholders' Equity from Inception (July 17, 2007) to June 30, 2009 (unaudited);

     Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and for the Period from Inception (July 17, 2007) to June 30, 2009 (unaudited);

     Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

Jin Jie Corp.
(A Development Stage Company)
Balance Sheets

                                                                June 30,         September 30,
                                                                  2009               2008
                                                                --------           --------
                                                               (unaudited)         (audited)
ASSETS

CURRENT ASSETS
  Cash                                                          $ 14,198           $ 23,478
  Prepaid expenses                                                 1,040              3,632
                                                                --------           --------

TOTAL ASSETS                                                    $ 15,238           $ 27,110
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accounts payable                                              $  1,950           $  3,500
  Due to stockholder                                                 500                500
                                                                --------           --------

TOTAL LIABILITIES                                                  2,450              4,000
                                                                --------           --------

STOCKHOLDERS` EQUITY (NOTE 3)
  Capital stock authorized -
   50,000,000 common shares with a par value of $0.001
  Capital stock issued and outstanding -
   1,900,000 common shares                                         1,900              1,900
  Additional paid in capital                                      67,100             67,100
  Deficit accumulated during the development stage               (56,212)           (45,890)
                                                                --------           --------

TOTAL STOCKHOLDERS' EQUITY                                        12,788             23,110
                                                                --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 15,238           $ 27,110
                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Operations (unaudited)

                                                                                                      Cumulative From
                                                                                                          Date of
                                    Three Months     Three Months      Nine Months      Nine Months     Inception on
                                       Ended            Ended            Ended            Ended       July 17, 2007 to
                                      June 30,         June 30,         June 30,         June 30,         June 30,
                                        2009             2008             2009             2008             2009
                                     ----------       ----------       ----------       ----------       ----------
REVENUE                              $       --       $       --       $       --       $       --       $       --
                                     ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSES
  General & administrative                   --               36              631              169            1,041
  Consulting fees                            --               --               --            4,000           11,000
  Website development costs                  --               --               --               --            2,722
  Incorporation costs                        --               --               --               --              500
  Transfer agent and filing fees            300            6,161            4,490            6,849           13,199
  Legal and accounting                    1,750               --            5,201           17,000           27,750
                                     ----------       ----------       ----------       ----------       ----------
Loss before income taxes                 (2,050)          (6,197)         (10,322)         (28,018)         (56,212)

Provision for income taxes                   --               --               --               --               --
                                     ----------       ----------       ----------       ----------       ----------

Net loss                             $   (2,050)      $   (6,197)      $  (10,322)      $  (28,018)      $  (56,212
                                     ==========       ==========       ==========       ==========       ==========
Basic and diluted loss per
 Common share (1)                            (1)              (1)              (1)              (1)
                                     ==========       ==========       ==========       ==========
Weighted average number
 of common shares
 outstanding (Note 4)                 1,900,000        1,900,000        1,900,000        1,900,000
                                     ==========       ==========       ==========       ==========

----------
(1) Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (unaudited)
For the Period from Inception (July 17, 2007) to June 30, 2009

                                                                                           Deficit
                                                                                         Accumulated
                                                     Common Shares        Additional     During the
                                                 Issued                    Paid-in       Development
                                                 Shares         Amount     Capital          Stage         Total
                                                 ------         ------     -------          -----         -----
Balance, July 17, 2007 (date of inception)            --       $    --     $     --      $      --      $     --

Shares issued to founder on July 17, 2007      1,900,000         1,900       67,100             --        69,000
Net loss                                              --            --           --        (13,722)      (13,722)
                                               ---------       -------     --------      ---------      --------
Balance, September 30, 2007                    1,900,000         1,900       67,100        (13,722)       55,278

Net loss                                              --            --           --        (32,168)      (32,168)
                                               ---------       -------     --------      ---------      --------
Balance, September 30, 2008                    1,900,000         1,900       67,100        (45,890)       23,110

Net loss                                              --            --           --        (10,322)      (10,322)
                                               ---------       -------     --------      ---------      --------

Balance, June 30, 2009                         1,900,000       $ 1,900     $ 67,100      $ (56,212)     $ 12,788
                                               =========       =======     ========      =========      ========


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

                                                                                     Cumulative From
                                                                                         Date of
                                                  Nine Months        Nine Months       Inception on
                                                    Ended              Ended         July 17, 2007 to
                                                   June 30,           June 30,           June 30,
                                                     2009               2008               2009
                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                         $(10,322)          $(28,018)          $(56,212)
  (Increase) Decrease in prepaid expense              2,592             (5,041)            (1,040)
  Increase (Decrease) in accounts payable            (1,550)           (12,122)             1,950
  Increase in due to stockholder                         --                 --                500
                                                   --------           --------           --------

Cash from operating activities                       (9,280)           (45,181)           (54,802)
                                                   --------           --------           --------

FINANCING ACTIVITY
  Cash from sale of stock                                --                 --             69,000
                                                   --------           --------           --------

Increase in cash                                     (9,280)           (45,181)            14,198
Cash, opening                                        23,478             69,000                 --
                                                   --------           --------           --------

Cash, closing                                      $ 14,198           $ 23,819           $ 14,198
                                                   ========           ========           ========

Supplemental Cash Flow Information
  Cash Paid for Interest                           $     --           $     --           $     --
  Cash Paid for Income Taxes                       $     --           $     --           $     --


    The accompanying notes are an integral part of these financial statements

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Common Shares - Issued and Outstanding: During the year ended September 30, 2007, the Company issued 1,900,000 common shares for total proceeds of $69,000. As at June 30, 2009, the Company has no warrants or options outstanding.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $12,366, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $56,212.

The company has non-capital losses of $56,212.

NOTE 6 - RELATED PARTY TRANSACTION

As at June 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $500.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $56,212 as of June 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Jin Jie Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

PLAN OF OPERATION IN THE NEXT TWELVE MONTHS

DEVELOPING OUR WEB SITE

We have launched the Beta version of our Site. Over the next twelve months we intend to contract with a web developer to expand our Web Site, including structure and content, into a final version. We plan to focus on adding discussion forums, links to outside sites, and a marketplace, as described previously. After the Site is operational, we intend to continually update and improve our Site based upon feedback from Users and advertisers. We have incurred approximately $2,722 in Web Site development expenses as of June 30, 2009. We expect to incur an additional approximately $7,000 in Web Site development expenses over the next nine months. We expect to spend a total of approximately $2,000 over the next nine months for web hosting services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD FROM INCEPTION (JULY 17, 2007) TO JUNE 30, 2009

We did not earn any revenues from inception through the period ending June 30, 2009. We incurred net operating expenses in the amount of $2,050 and $10,322 for the three and nine months ended June 30, 2009, and $56,212 for the period from our inception on July 17, 2007 to June 30, 2009. Our operating expenses incurred for the three and nine months ended June 30, 2009 included $300 and $4,490 for filing fees, $1,750 and $4,451 in legal and accounting and $Nil and $631 in general and administrative expenses. Our operating expenses incurred for the period from our inception on July 17, 2007 to June 30, 2009 included $27,750 for legal and accounting, $11,000 in consulting fees, $2,722 in Website development costs, $1,041 in general and administrative expenses, $13,199 for filing fees and $500 in incorporation costs. Thus, our net loss was $2,050 and $10,322 for the three and nine months ended June 30, 2009 and $56,212 for the period from our inception on July 17, 2007 to June 30, 2009. Our operating expenses and net losses incurred for the three and nine months ended June 30, 2008 were $6,197 and $28,018, respectively. Expenses were higher in 2008 versus 2009 mainly due to the legal, accounting, and consulting costs we incurred in preparing our initial registration statement. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had current assets in the amount of $15,238, consisting of cash and prepaid expenses. Our current liabilities as of June 30, 2009 were $2,450. Thus our working capital deficiency on June 30, 2009 was $12,788.

Our cash used in operating activities for the nine months ended June 30, 2009 was $9,280 and $54,802 for the period from inception on July 17, 2007 to June 30, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $56,212 as of June 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Cally Ka Lai Lai. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Date: August 12, 2009

                                     By: /s/ Cally Ka Lai Lai
                                        ----------------------------------------
                                            Cally Ka Lai Lai
                                     Title: Chief Executive Officer and Director