Form 10-K
period 2009-09-30
Jin Jie Corp.
filed 2010-01-13
CIK 1419582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-147716

                                  JIN JIE CORP.
             (Exact name of registrant as specified in its charter)

            NEVADA                                         98-0550257
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

     409 - 4TH Floor, Tsui King House, Choi Lung Estate, Kowloon, Hong Kong
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (702) 533-3083

              Securities registered under Section 12(b) of the Act:

       None                                                  N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 13, 2010 was approximately $45,000 based upon 900,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 13, 2010.

As of January 13, 2010, there were 1,900,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
            PART I
ITEM 1.     Description of Business                                            3
ITEM 1A.    Risk factors                                                       8
ITEM 2.     Description of Property                                           12
ITEM 3.     Legal Proceedings                                                 12
ITEM 4.     Submission of Matters to a Vote of Security Holders               12

            PART II
ITEM 5.     Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 13
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13
ITEM 8.     Financial Statements                                              15
ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          16
ITEM 9A.    Controls and Procedures                                           16
ITEM 9B.    Other Information                                                 16

            PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance            17
ITEM 11.    Executive Compensation                                            17
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   19
ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      19
ITEM 14.    Principal Accountant Fees and Services                            20

            PART IV
ITEM 15.    Exhibits                                                          20

Signatures                                                                    21

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, MAY BE MATERIALLY DIFFERENT FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF RISK FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND ELSEWHERE IN THIS FORM 10-K. SEE ALSO ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - SAFE HARBOR STATEMENT."

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

THE TARGET MARKET

We anticipate that the users of our Site (our "Customers" or our "Users") will be predominantly male, automotive enthusiasts, and between 15 and 55 years of age. We further believe that Users will be internet savvy, knowledge seekers, and sharers of information. They will be responsive to new technology, want the latest product information and the opportunity to share and review information. The car review feature of the site is unique in that our Users are posting reviews. Outside expert reviews will be available as well. However, research shows that consumers trust other consumers' reviews more than experts.

     * 71% of online shoppers read reviews, making reviews the most widely read consumer-generated content
     *    77% of online shoppers use reviews and ratings when purchasing
     *    Reviews drive 21% higher purchase satisfaction and 18% higher loyalty
     * In a study of 2,000 shoppers 92% deemed customer reviews as "extremely" or "very" helpful
     * 59% of internet users considered customer reviews to be more valuable than expert reviews
     * 63% of consumers indicate they are more likely to purchase from a site if it has product ratings and reviews
     * CompUSA exit survey: 81% consider the availability of customer reviews to be Very Important (33%) or Somewhat Important (48%)
     * Among first time buyers on review equipped sites, 42% said the reviews were the primary factor in their purchase decision

     * 86.9% of respondents said they would trust a friend's recommendation over a review by a critic, while 83.8% said they would trust user reviews over a critic
     * When asked to note their most trusted information source, 60% of Canadian online buyers said consumer reviews compared to 31% who said newspapers or magazines

ADVERTISING ON THE INTERNET

Traditional advertising dollars are shifting to online campaigns from offline campaigns. The audience is captive, research oriented, and spending more time online than reading newspapers and magazines. The Interactive Advertising Bureau reported in June of 2009 that Internet advertising revenue for Q1 of that year surpassed $5.5 billion. A decade earlier, the revenue was under $250 million. Just a few years earlier the revenue was non-existent. Online advertising has acquired funds from traditional marketing budgets.

There are two key reasons that advertising dollars are moving from traditional to online advertising: The audience is spending more time online, and measuring marketing success online is significantly more accurate and informative than for any other medium.

The internet as an advertising tool is experiencing impressive growth and outpacing other, traditional forms of advertising in terms of advertising budget spending. The U.S. online ad market is surging: online ad spending has increased from $3.5 billion in 1999 to $8.4 billion in 2004, and is projected to grow to $16.1 billion in calendar 2009.

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

Users will create content in forums, debates and articles. Our sole revenue stream will be derived from Google ads. Google's unique software program uses key word recognition and thus is driven by the content and creates ads specific to the content, thus our Honda forum will automatically display Google Honda ads. Our Sites will be low maintenance. Once initially developed and activated, our Sites will essentially run themselves as the users create the content and Google creates highly targeted ads. Google ads will appear on every page of the website, including click thrus to individual posts. Users will have incentive to return to the site to ask questions in forums, read and participate in discussions and debates, view and enter "picture of the week" contests, and buy, sell, and browse in the classifieds section. The classifieds section will be unique as visitors can barter and trade, as well as buy and sell with cash - something rarely seen on the Internet.

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

2) TIRES FORUM

The Tires Forum will be very similar to the Car Forum in that it will list all tire manufacturers on the first page and follow a similar format. Additionally, there will be links within each brand's page to an outside tire site (www.tiretrack.com) where users can buy tires. These links will open a new window to that site while keeping RodesTrading.com open in the background. Other features include a tires and wheels glossary of terms as well as a link to a tire size calculator at www.1010tires.com/TireSizeCalculator.asp.

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

STRATEGY

Our company's long-term business strategy is designed to capitalize on the current demand for automotive discussion forums and research sites that we perceive within the auto industry. Our goal is to grow our company by expanding the reach and popularity of our Site, and by selling advertising to generate revenue for our business.

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

COMPETITION

The automotive internet Site industry can be categorized as highly competitive. There are a large number of established firms that currently promote Sites similar to ours, aimed at a target market similar to ours. Many of these established Sites have representatives who have established relationships within the industry. These highly competitive market conditions may make it difficult for our company to succeed in this market. We hope to compete on the comprehensive level of information, interaction, and marketplace activity we provide. Three of our most established competitors are:

     * www.automotiveforums.com - This is an established website that also offers hundreds of forums for car enthusiasts. The site was established in November 2000. The site was featured as a Google success story for their widespread success with the use of Google Ads. We anticipate that this site will be our most significant competitor. The major competitive advantage that RodesTrading.com will have is the interactive marketplace where users can buy/sell/trade and barter automotive goods.
     * www.where-can-i-buy-a-car-online.com - This is a highly ranked website and offers users many benefits when researching a car and where to purchase a vehicle. However, the site does not offer an interactive discussion forum and is limited in the information provided by those hosting the site.
     * www.autoforumuniverse.com/ - This site is also highly ranked and boasts over 320,000 members and 43 Million monthly page views. The site operates as an umbrella to 40 individual forum sites that are make and model specific. The forums are general in nature. Photo galleries are also present, but that is the extent of their content.

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

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

BECAUSE OUR AUDITOR HAS ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS AN INCREASED RISK ASSOCIATED WITH AN INVESTMENT IN OUR COMPANY.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 17, 2007 (date of inception) to September 30, 2009, totalled $63,544. We have incurred cumulative net losses of $63,544 since inception to September 30, 2009. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months should we determine to pursue a strategy of growth. As of September 30, 2009, we had cash in the amount of $12,368. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. These competitors may have completed development of their Sites and are presently marketing these to potential customers. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competing Sites. However, we cannot assure investors that our Sites will outperform competing Sites or those competitors will not develop new Sites that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their advertising, then it may not be possible for us to market our advertisements at prices that are economically viable. Increased competition could result in:

     *    Lower than projected revenues;
     *    Price reductions and lower profit margins;
     * The inability to develop and maintain our products with features and usability sought by potential customers.

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

IF WE ARE UNABLE TO KEEP OUR SITES OPERATIONAL TO OUR CONSUMERS' SPECIFICATIONS, WE COULD SUFFER LOST SALES. The success of our business depends on our ability to keep our Sites operational to our consumers' specifications. However, we are dependent third parties for server and site maintenance required to keep our Sites operational. Disruptions in the business of these third party businesses could impact the availability of our Sites, which could result in cancelled advertising sales.

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

RISKS ASSOCIATED WITH MANAGEMENT AND CONTROL PERSONS

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING AN AUTOMOTIVE INTERNET BUSINESS, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running an automotive Internet business. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

At December 29, 2009, there were 38 holders of record of our common stock.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

As of September 30, 2009, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of Jin Jie Corp. for the years ended September 30, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

DEVELOPING OUR WEB SITE

Over the next twelve months we intend to contract with a web developer to develop our Web Site from its beta stage to fully functioning. We plan to focus on adding discussion forums, links to outside sites, and a marketplace, as described previously. After the Site is operational, we intend to continually update and improve our Site based upon feedback from Users and advertisers. We have incurred approximately $2,722 in Web Site development expenses as of September 30, 2009. We expect to incur an additional approximately $7,000 in Web Site development expenses over the next twelve months. We expect to spend a total of approximately $2,000 over the next twelve months for web hosting services.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 17, 2007 (date of inception), through September 30, 2009.

EXPENSES

Our expenses for the twelve month periods ended September 30, 2009 and 2008, were $17,654 and $32,168 respectively. During the period from July 17, 2007 (date of inception), through September 30, 2009, we incurred expenses of

$63,544. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended September 30, 2009 and 2008, was $17,654 and $32,168. During the period from July 17, 2007 (date of inception), through September 30, 2009, we incurred a net loss of $63,544. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 1,900,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2009 reflects assets of $13,061 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 1,900,000 shares of common stock with gross proceeds of $69,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. Based on the results of its assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICER AND DIRECTORS

Our Officers and Directors and their ages and positions are as follows:

Our officers and directors and their ages and positions are as follows:

     Name              Age                          Position
     ----              ---                          --------

Cally Ka Lai Lai       44        President, Secretary, Treasurer, and Director

Wei Xiang Zeng         37        Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended September 30, 2009.

                           SUMMARY COMPENSATION TABLE

                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                     Stock       Option        Plan        Compensation     All Other
 Position         Year   Salary($)  Bonus($)  Awards($)   Awards($)  Compensation($)  Earnings($)   Compensation($) Totals($)
 --------         ----   ---------  --------  ---------   ---------  ---------------  -----------   --------------- ---------
Cally Ka Lai Lai  2007       0         0          0           0             0              0               0            0
                  2008       0         0          0           0             0              0               0            0
                  2009       0         0          0           0             0              0               0            0

Wei Xiang Zeng    2007       0         0          0           0             0              0               0            0
                  2008       0         0          0           0             0              0               0            0
                  2009       0         0          0           0             0              0               0            0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                    Option Awards                                             Stock Awards
        -----------------------------------------------------------------   ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                           Equity                                                       Number of   Value of
                                          Incentive                            Number                   Unearned    Unearned
                                         Plan Awards;                            of          Market      Shares,     Shares,
          Number of      Number of        Number of                            Shares       Value of    Units or    Units or
         Securities     Securities       Securities                           or Units     Shares or     Other        Other
         Underlying     Underlying       Underlying                           of Stock      Units of     Rights      Rights
         Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That        That
          Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not    Have Not
Name    Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)   Vested(#)
----    -------------- ----------------  ----------     --------    ----      ---------     ---------   ---------   ---------

Cally Ka      0              0               0             --        --          0             --           0          --
Lai Lai

Wei Xiang     0              0               0             --        --          0             --           0          --
Zeng

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                      Name and Address                 Amount and Nature          Percentage of
Title of Class      of Beneficial Owner (2)         of Beneficial Ownership         Class (1)
--------------      -----------------------         -----------------------         ---------
Common Stock           Cally Ka Lai Lai                     500,000                   26.3 %

Common Stock           Wei Xiang Zeng                       500,000                   26.3 %

all officers
 as a Group                                               1,000,000                   52.6 %

----------
(1)  Based on 1,900,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity compensation plans                  --                             --                               --
approved by security
holders

Equity compensation plans                  --                             --                               --
not approved by security
holders

     Total                                 --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of September 30, 2009, there is a balance owing to one of our stockholders in the amount of $500. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended September 30, 2009, Maddox Ungar Silberstein PLLC billed us for $4,300 (2008: $4,300) in audit fees.

REVIEW FEES

Maddox Ungar Silberstein PLLC, billed us $3,000 (2008: $3,000) for reviews of our quarterly financial statements in 2009 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Maddox Ungar Silberstein PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended September 30, 2009.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Maddox Ungar Silberstein PLLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of September 30, 2009 and for the years then ended, none of the hours expended on Maddox Ungar Silberstein PLLC engagement to audit those financial statements were attributed to work by persons other than Maddox Ungar Silberstein PLLC's full-time, permanent employees.

ITEM 15. EXHIBITS

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

                               JIN JIE CORP.


January 13, 2010               By: /s/ Cally Ka Lai Lai
                                   ---------------------------------------------
                                   Cally Ka Lai Lai
                                   President, Treasurer, Secretary, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                                   Title                                   Date
     ----------                                   -----                                   ----


/s/ Cally Ka Lai Lai             President, Treasurer, Secretary, and Director       January 13, 2010
---------------------------
Cally Ka Lai Lai

                                  JIN JIE CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 2009

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheets as of September 30, 2009 and 2008                             F-3

Statements of Operations for the years ended
September 30, 2009 and 2008 and the period from
July 17, 2007 (date of inception) to September 30, 2009                      F-4

Statement of Stockholders' Equity as of September 30, 2009                   F-5

Statements of Cash Flows for the years ended
September 30, 2009 and 2008 and the period from
July 17, 2007 (date of inception) to September 30, 2009                      F-6

Notes to the Financial Statements                                            F-7

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                             www.maddoxungar.com


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jin Jie Corp.
Kowloon, Hong Kong, China

We have audited the accompanying balance sheets of Jin Jie Corp. (the "Company") as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from July 17, 2007 (Date of Inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jin Jie Corp. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from July 17, 2007 (Date of Inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has begative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Maddox Ungar Silberstein, PLLC
-----------------------------------------
Bingham Farms, Michigan
January 11, 2010

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2009 AND 2008

                                                                        September 30,      September 30,
                                                                            2009               2008
                                                                          --------           --------
                                     ASSETS
Current Assets
  Cash                                                                    $ 12,368           $ 23,478
  Prepaid expenses                                                             693              3,632
                                                                          --------           --------
Total Current Assets                                                        13,061             27,110
                                                                          --------           --------

TOTAL ASSETS                                                              $ 13,061           $ 27,110
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                                $  7,105           $  3,500
  Due to stockholder                                                           500                500
                                                                          --------           --------
Total Current Liabilities                                                    7,605              4,000
                                                                          --------           --------

Total Liabilities                                                            7,605              4,000
                                                                          --------           --------
Stockholders' Equity
  Common stock - 100,000,000 par value $0.001 shares authorized;
   1,900,000 common shares issued and outstanding                            1,900              1,900
  Additional paid in capital                                                67,100             67,100
  Deficit accumulated during the development stage                         (63,544)           (45,890)
                                                                          --------           --------
Total Stockholders' Equity                                                   5,456             23,110
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 13,061           $ 27,110
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
       FOR THE PERIOD FROM JULY 17, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

                                                                                              Period from
                                                                                             July 17, 2007
                                                    Year ended           Year ended         (Inception) to
                                                   September 30,        September 30,        September 30,
                                                       2009                 2008                 2009
                                                    ----------           ----------           ----------
REVENUE                                             $       --           $       --           $       --
                                                    ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                                  10,500               19,049               33,049
  General & Administrative                               1,469                  410                1,879
  Website development costs                                 --                   --                2,722
  Filing fees                                            5,685                8,709               14,394
  Consulting Fees                                           --                4,000               11,000
  Incorporation costs                                       --                   --                  500
                                                    ----------           ----------           ----------

LOSS BEFORE INCOME TAXES                               (17,654)             (32,168)             (63,544)

PROVISION FOR INCOME TAXES                                  --                   --                   --
                                                    ----------           ----------           ----------

NET LOSS                                            $  (17,654)          $  (32,168)          $  (63,544)
                                                    ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED               $    (0.01)          $    (0.02)
                                                    ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        1,840,000            1,840,000
                                                    ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
       FOR THE PERIOD FROM JULY 17, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Stock        Additional      during the
                                                --------------------       Paid in      Development
                                                Shares        Amount       Capital         Stage          Total
                                                ------        ------       -------         -----          -----
Balance, July 17, 2007 (date of inception)           --      $    --      $     --       $     --       $     --

Common shares issued, July 17, 2007           1,900,000        1,900        67,100             --         69,000

Net loss for the period ended
 September 30, 2007                                  --           --            --        (13,722)       (13,722)
                                              ---------      -------      --------       --------       --------
Balance, September 30, 2007                   1,900,000        1,900        67,100        (13,722)        55,278

Net loss for the year ended
 September 30, 2008                                  --           --            --        (32,168)       (32,168)
                                              ---------      -------      --------       --------       --------
Balance, September 30, 2008                   1,900,000        1,900        67,100        (45,890)        23,110

Net loss for the year ended
 September 30, 2009                                  --           --            --        (17,654)       (17,654)
                                              ---------      -------      --------       --------       --------

Balance, September 30, 2009                   1,900,000      $ 1,900      $ 67,100       $(63,544)      $  5,456
                                              =========      =======      ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
       FOR THE PERIOD FROM JULY 17, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

                                                                                         Period from
                                                                                        July 17, 2007
                                                   Year ended         Year ended       (Inception) to
                                                  September 30,      September 30,      September 30,
                                                      2009               2008               2009
                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                           $(17,654)          $(32,168)          $(63,544)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses           2,939             (3,632)              (693)
     Increase (Decrease) in accrued liabilities        3,605             (9,722)             7,105
     Increase in due to stockholder                       --                 --                500
                                                    --------           --------           --------
Net cash used in operating activities                (11,110)           (45,222)           (56,632)
                                                    --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  --                 --             69,000
                                                    --------           --------           --------
Net cash provided by financing activities                 --                 --             69,000
                                                    --------           --------           --------

Change in cash during the period                     (11,110)           (45,222)            12,368
Cash, beginning of the period                         23,478             69,000                 --
                                                    --------           --------           --------

Cash, end of the period                             $ 12,368           $ 23,478           $ 12,368
                                                    ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                        $     --           $     --           $     --
                                                    ========           ========           ========
  Cash paid for interest                            $     --           $     --           $     --
                                                    ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Jin Jie Corp. ("the Company"), incorporated in the state of Nevada on July 17, 2007, and is in the business of developing and promoting its proprietary automotive Internet Sites. The company has limited operations and is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT CERTIFICATION
The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and amounts due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
The Company provides for income taxes uisng an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

NOTE 3 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - COMMON STOCK

Common Shares - Authorized: The Company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding: During the year ended September 30, 2007, the Company issued 1,900,000 common shares for total proceeds of $69,000.

There were no additional shares issued during the years ended September 30, 2009 and 2008. As of September 30, 2009, the Company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $13,980, which is calculated by multiplying a 22% estimated tax rate by the cumulative net operating losses of $63,544.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $500.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $63,544 as of September 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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