Form 10-Q
period 2009-12-31
Jin Jie Corp.
filed 2010-02-16
CIK 1419582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 16, 2010, there were 1,900,000 shares of common stock, par value $0.001 issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..............................................  3

ITEM 1.  FINANCIAL STATEMENTS...............................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................... 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 18

ITEM 4T. CONTROLS AND PROCEDURES............................................ 18

PART II - OTHER INFORMATION................................................. 19

ITEM 1.  LEGAL PROCEEDINGS.................................................. 19

ITEM 1A. RISK FACTORS....................................................... 19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........ 19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 19

ITEM 5.  OTHER INFORMATION.................................................. 19

ITEM 6.  EXHIBITS ...........................................................19

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                         December 31,      September 30,
                                                                            2009               2009
                                                                          --------           --------
                                                                         (unaudited)         (audited)
                                     ASSETS

Current Assets
  Cash                                                                    $ 11,354           $ 12,368
  Prepaid expenses                                                              --                693
                                                                          --------           --------
Total Current Assets                                                        11,354             13,061
                                                                          --------           --------

TOTAL ASSETS                                                              $ 11,354           $ 13,061
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                                $  7,552           $  7,105
  Due to stockholder                                                           500                500
                                                                          --------           --------
Total Current Liabilities                                                    8,052              7,605
                                                                          --------           --------

Total Liabilities                                                            8,052              7,605
                                                                          --------           --------
Stockholders' Equity
  Common stock - 100,000,000 par value $0.001 shares authorized;
   1,900,000 common shares issued and outstanding                            1,900              1,900
  Additional paid in capital                                                67,100             67,100
  Deficit accumulated during the development stage                         (65,698)           (63,544)
                                                                          --------           --------
Total Stockholders' Equity                                                   3,302              5,456
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 11,354           $ 13,061
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                            Period from
                                                  Three Months         Three Months        July  17, 2007
                                                     ended                ended            (Inception) to
                                                  December 31,         December 31,         December 31,
                                                      2009                 2008                 2009
                                                   ----------           ----------           ----------
REVENUE                                            $       --           $       --           $       --
                                                   ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                                  2,076                2,451               35,125
  General & Administrative                                711                  333                2,590
  Website development costs                                --                   --                2,722
  Filing fees                                            (633)               1,587               13,761
  Consulting Fees                                          --                   --               11,000
  Incorporation costs                                      --                   --                  500
                                                   ----------           ----------           ----------
LOSS BEFORE INCOME TAXES                               (2,154)              (4,371)             (65,698)

PROVISION FOR INCOME TAXES                                 --                   --                   --
                                                   ----------           ----------           ----------

NET LOSS                                           $   (2,154)          $   (4,371)          $  (65,698)
                                                   ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED              $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       1,900,000            1,900,000
                                                   ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Stock        Additional      during the
                                                --------------------       Paid in      Development
                                                Shares        Amount       Capital         Stage          Total
                                                ------        ------       -------         -----          -----
Balance, July 17, 2007 (date of inception)           --      $    --      $     --       $     --       $     --

Common shares issued, July 17, 2007           1,900,000        1,900        67,100             --         69,000

Net loss for the period ended
 September 30, 2007                                  --           --            --        (13,722)       (13,722)
                                              ---------      -------      --------       --------       --------
Balance, September 30, 2007                   1,900,000        1,900        67,100        (13,722)        55,278

Net loss for the year ended
 September 30, 2008                                  --           --            --        (32,168)       (32,168)
                                              ---------      -------      --------       --------       --------
Balance, September 30, 2008                   1,900,000        1,900        67,100        (45,890)        23,110

Net loss for the year ended
 September 30, 2009                                  --           --            --        (17,654)       (17,654)
                                              ---------      -------      --------       --------       --------

Balance, September 30, 2009                   1,900,000        1,900        67,100        (63,544)         5,456

Net loss for the period ended
 December 31, 2009                                   --           --            --         (2,154)        (2,154)
                                              ---------      -------      --------       --------       --------

Balance, December 31, 2009                    1,900,000      $ 1,900      $ 67,100       $ 65,698       $  3,302
                                              =========      =======      ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                             Period from
                                                       Three Months       Three Months      July  17, 2007
                                                          ended              ended          (Inception) to
                                                       December 31,       December 31,       December 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $ (2,154)          $ (4,371)          $(65,698)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                  693              1,409                 --
     Increase (Decrease) in accrued liabilities               447             (2,100)             7,552
     Increase in due to stockholder                            --                 --                500
                                                         --------           --------           --------
Net cash used in operating activities                      (1,014)            (5,062)           (57,646)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --                 --             69,000
                                                         --------           --------           --------
Net cash provided by financing activities                      --                 --             69,000
                                                         --------           --------           --------

Change in cash during the period                           (1,014)            (5,062)            11,354
Cash, beginning of the period                              12,368             23,478                 --
                                                         --------           --------           --------

Cash, end of the period                                  $ 11,354           $ 18,416           $ 11,354
                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                             $     --           $     --           $     --
                                                         ========           ========           ========
  Cash paid for interest                                 $     --           $     --           $     --
                                                         ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


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

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


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

As of December 31, 2009, the Company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $14,453, which is calculated by multiplying a 22% estimated tax rate by the cumulative net operating losses of $65,698.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $500.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $65,698 as of December 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - SUBSEQUENT EVENTS

Effective January 13, 2010 Jin Jie Corp. (the "Company") and certain of its shareholders entered into an agreement with Green Biofuels Holdings Ltd., an Israeli company ("GBH"), and all of its shareholders (collectively the "GBH Shareholders") pursuant to which we agreed to purchase all of GBH's interest in the GBH Carbon Credit Project and all related knowhow, trademarks, patents and agreements.

As consideration for the sale and transfer of the GBH Carbon Credit Project Assets to our company, the Company agreed to assume and carry out all GBH's responsibilities under certain agreements for carbon reduction. Upon closing of the transaction, if completed, our company will be in the business of assisting companies to obtain carbon credits under the Clean Development Mechanism of the Kyoto Protocol of 1997.

                                  JIN JIE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


In addition to the assumption of certain contracts by the Company, the agreement is subject to a number of closing conditions including the following:

     (a) The Company effecting a forward share split of 35:1 of its authorized and issued and outstanding shares of common stock;

     (b) The Company changing its name from "Jin Jie Corp." to "Blue Sphere Corporation";

     (c) Cally Kai Lai Lai and Wei Xiang Zeng jointly selling 5,584,000 (post-split) shares of the Company's outstanding common stock at a price of $0.001 per share to each of the three shareholders of GBH;

     (d) The Company entering into employment agreements with each of the GBH Shareholders on terms satisfactory to the Company and the shareholders pursuant to which the shareholders will expend no less than 75% of their time on the business of the Company;

     (e) Cally Kai Lai Lai and Wei Xiang Zeng jointly selling an aggregate of 1,675,000 (post-split) shares of the Company to certain nominees of GBH at a price of $0.001 per share;

     (f) The Company having no liabilities other than legal fees accrued for the purpose of the transaction in the maximum of $40,000;

     (g) each of the GBH Shareholders agreeing not to compete with the business of the Company for a period of one year following termination of their employment agreement with the Company

     (h) The Company agreeing to appoint two nominees of GBH to the board of directors;

     (i) The Company complete a financing prior to or upon closing of up to $500,000 comprising of units at $0.50 per unit with each unit consisting of one shares and one share purchase warrant exercisable at a price of $0.75 for a period of five years from the closing date; and

     (j) Satisfactory completion of due diligence by both parties.

Closing of the transaction is intended to take place on or before February 10, 2010. As of February 10, 2010, the Company has not closed the proposed transaction. There is no assurance that the transaction will be completed as planned or at all.

Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of new accounting pronouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risks and Uncertainties" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include:

     * risks related to the potential of delays in customer orders or the failure to retain customers;
     *    the uncertainty of profitability based upon our history of losses;
     * risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
     *    risks related to competition;
     *    risks related to tax attributes; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our  financial  statements  are stated in United  States  dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Jin Jie" mean Jin Jie Corp. and its subsidiaries, unless the context clearly requires otherwise.

OUR CURRENT BUSINESS

Prior to our most recently completed fiscal quarter we were in the business of developing and promoting our automotive Internet Sites, RodesTrading.com and RodesTrading.cn. During the quarter ended December 31, 2009 management of the Company determined to change our business focus to that of generating revenue from emission reduction through sales of carbon credits, sales of material and byproducts for energy generation, government and other subsidies relating to emission reduction. In connection with the change in our business focus, on January 13, 2010 we entered into an agreement with Green Biofuels Holdings Ltd. ("GBH") pursuant to which we agreed to purchase all of GBH's interest in the GBH Carbon Credit Project. There is no assurance that the transaction will be completed as planned or at all.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow our new business to fund the continuation of business operations. We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

AGREEMENT WITH GREEN BIOFUELS HOLDINGS LTD.

Effective January 13, 2010 Jin Jie Corp. (the "Company") and certain of its shareholders entered into an agreement with Green Biofuels Holdings Ltd., an Israeli company ("GBH"), and all of its shareholders (collectively the "GBH Shareholders") pursuant to which we agreed to purchase all of GBH's interest in the GBH Carbon Credit Project and all related knowhow, trademarks, patents and agreements.

As consideration for the sale and transfer of the GBH Carbon Credit Project Assets to our company, the Company agreed to assume and carry out all GBH's responsibilities under certain agreements for carbon reduction. Upon closing of the transaction, if completed, our company will be in the business of assisting companies to obtain carbon credits under the Clean Development Mechanism of the Kyoto Protocol of 1997.

In addition to the assumption of certain contracts by the Company, the agreement is subject to a number of closing conditions including the following:

     (a) The Company effecting a forward share split of 35:1 of its authorized and issued and outstanding shares of common stock;

     (b) The Company changing its name from "Jin Jie Corp." to "Blue Sphere Corporation";

     (c)  Cally  Kai Lai  Lai  and Wei  Xiang  Zeng  jointly  selling  5,584,000
(post-split) shares of the Company's outstanding common stock at a price of $0.001 per share to each of the three shareholders of GBH;

     (d) The Company entering into employment agreements with each of the GBH Shareholders on terms satisfactory to the Company and the shareholders pursuant to which the shareholders will expend no less than 75% of their time on the business of the Company;

     (e) Cally Kai Lai Lai and Wei Xiang Zeng jointly selling an aggregate of 1,675,000 (post-split) shares of the Company to certain nominees of GBH at a price of $0.001 per share;

     (f) The Company having no liabilities other than legal fees accrued for the purpose of the transaction in the maximum of $40,000;

     (g) each of the GBH Shareholders agreeing not to compete with the business of the Company for a period of one year following termination of their employment agreement with the Company

     (h) The Company agreeing to appoint two nominees of GBH to the board of directors;

     (i) The Company complete a financing prior to or upon closing of up to $500,000 comprising of units at $0.50 per unit with each unit consisting of one shares and one share purchase warrant exercisable at a price of $0.75 for a period of five years from the closing date; and

     (j) Satisfactory completion of due diligence by both parties.

Closing of the transaction is intended to take place on or before February 10, 2010. As of February 10, 2010, the Company has not closed the proposed transaction. There is no assurance that the transaction will be completed as planned or at all.

RESULTS OF OPERATIONS

THREE MONTH SUMMARY

The major components of our expenses for the quarter are outlined in the table below:

                                Three Months       Three Months
                                   ended              ended          Percentage
                                December 31,       December 31,       Increase /
                                   2009               2008           (Decrease)
                                 --------           --------         ----------

REVENUE                          $     --           $     --               --
                                 --------           --------          -------
OPERATING EXPENSES
  Accounting and legal              2,076              2,451           (15.30)%
  General & Administrative            711                333           113.51%
  Website development costs            --                 --               --
  Filing fees                        (633)             1,587          (139.89)%
  Consulting Fees                      --                 --               --
  Incorporation costs                  --                 --               --
                                 --------           --------          -------

LOSS BEFORE INCOME TAXES         $ (2,154)          $ (4,371)          (50.72)%

REVENUE

We have not earned any revenues since our inception on July 17, 2007. We are still in the development stage and do not anticipate earning any revenues until we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Three Months Ended December 31, 2009 and 2008

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                               Three Months
                                  Ended            Year Ended         Percentage
                               December 31,       September 30,        Increase/
                                  2009                2009            (Decrease)
                                --------            -------           ----------
Current Assets          $         11,354             13,061             (13.07%)
Current Liabilities                8,052              7,605               5.88%
Working Capital         $          3,302              5,456             (39.5%)

As of December 31, 2009, we had $11,354 in cash, a decrease of $1,014 from the year ended September 30, 2009. As of December 31, 2009, we had a working capital of $3,302, a decrease of $2,154 from the year ended September 30, 2009.

CASH FLOWS

                                                 Three Months       Three Months
                                                    ended              ended            Percentage
                                                 December 31,       December 31,         Increase/
                                                    2009               2008             (Decrease)
                                                  --------           --------           ----------
Net cash used in operating activities       $       (1,014)            (5,062)            (79.97%)
                                                  --------           --------             ------
Net cash provided by financing activities   $           --                 --              --
                                                  --------           --------             ------

CASH FLOW USED IN OPERATING ACTIVITIES

Our cash used in operating activities for the three months ended December 31, 2009 compared to our cash used in operating activities for the three months ended December 31, 2008 decreased by 79.97% largely due to the fact that our business has been inactive during the period.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

No cash was used in or provided by investing activities for either the three months ended December 31, 2009 or 2008.

CASH PROVIDED BY INVESTING ACTIVITIES

No cash was used in or provided by investing activities for either the three months ended December 31, 2009 or 2008.

GOING CONCERN

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

FUTURE FINANCINGS

We do not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in our going concern footnote included in its interim financial statements as at and for the period ended December 31, 2009, our operations have not been a source of liquidity and we had satisfied our cash requirements through shareholder loans and private placements. In order to obtain necessary capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There is no assurance that we will be able to secure additional financing or that it can be secured at rates acceptable to us. In addition, should we be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for our stock such financing would result in significant dilution to our existing shareholders.

Jin Jie's short term plan is to continue to ask its officers to defer payment of salaries, utilize its common stock where possible to pay for services and to seek further shareholder loans. In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in the business of emission reduction in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company's shareholders. We have obtained our required cash resources principally through loans from shareholders and our executive officers. There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow our new business to fund the continuation of business operations. We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations are based upon the Company's financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included with this report. Certain accounting estimates are particularly important to the understanding of the Company's financial position and results of operations and require the application of significant judgment by the Company's management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results. The following d iscusses the Company's critical accounting policies and estimates.

MANAGEMENT CERTIFICATION

The financial statements herein are certified by our officers to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and amounts due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

DIVIDENDS

We have not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

We provide for income taxes using an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of us utilizing the loss carry-forward.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. We have not issued any potentially dilutive common shares.

RISKS AND UNCERTAINTIES

BECAUSE OUR AUDITOR HAS ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS AN INCREASED RISK ASSOCIATED WITH AN INVESTMENT IN OUR COMPANY.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from July 17, 2007 (date of inception) to December 31, 2009, totalled $65,698.

We have incurred cumulative net losses of $65,698 since inception to December 31, 2009. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next 12 months should we determine to pursue a strategy of growth.

As of December 31, 2009, we had cash in the amount of $11,354. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE AN INVESTMENT IN OUR STOCK.

An evaluation of our business will be difficult for investors because we have a limited operating history. We are in the development stage of our business and have not yet generated revenues from our business operations. To date, revenues are not substantial enough to maintain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated.

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

NEW LEGISLATION, INCLUDING THE SARBANES OXLEY ACT OF 2002, MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

OUR  COMMON  STOCK IS  ILLIQUID  AND  SHAREHOLDERS  MAY BE UNABLE TO SELL  THEIR
SHARES.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially.

PENNY  STOCK  RULES WILL LIMIT THE  ABILITY  OF OUR  STOCKHOLDERS  TO SELL THEIR
STOCK.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.                                   Description
---                                   -----------

3.1 Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed with the SEC on November 29, 2007)

3.2 Bylaws (attached as an exhibit to our registration statement on Form SB-2 filed with the SEC on November 29, 2007)

10.1 Carbon Credit Project Contract Acquisition Agreement with Green Biofuels Holdings Ltd. and its shareholders dated January 13, 2010 (attached as an exhibit to our current report on Form 8-K filed with the SEC on January 19, 2010)

31.1       Rule  13a-14(a)/15d-14(a)   Certifications  (ii)  Rule  13a-14/15d-14
           Certification Chief Executive Officer

31.2       Rule  13a-14(a)/15d-14(a)   Certifications  (ii)  Rule  13a-14/15d-14
           Certification Chief Financial Officer

32.1       Section 1350 Certification Chief Executive Officer

32.2       Section 1350 Certification Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIN JIE CORP.


By /s/ Cally Ka Lai Lai
  ------------------------------------------------------------
  Cally Ka Lai Lai
  Chief Executive Officer and Director
  (Principal Executive Officer)

Date: February 16, 2010


By /s/ Wei Xiang Zeng
  ------------------------------------------------------------
  Wei Xiang Zeng
  Chief Financial Officer and Director
  (Principal Accounting Officer and Principal Financial Officer)

Date: February 16, 2010