Form 10-Q
period 2010-03-31
BLUE SPHERE CORP.
filed 2010-05-17
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.  333-147716

Blue Sphere Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Asuta St., P.O.B 857, Even Yehuda, Israel 40500
(Address of principal executive offices) (zip code)

972-9-8917438
(Registrant’s telephone number, including area code)

JIN JIE CORP.
409 - 4th Floor, Tsui King House, Choi Lung Estate, Kowloon, Hong Kong
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 14, 2010, there were 67,500,000 shares of common stock, par value $0.001 issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blue Sphere Corp.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

Blue Sphere Corp.
(A Development Stage Company)
Balance Sheets
(U.S. dollars in thousands)

	As of March 31,	As of September 30,
	2 0 1 0	2 0 0 9
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$438	$12
Other current assets	4	1
Total Current Assets	442	13

Total Assets	$442	$13

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$39	$7
Other accounts payables	47	1

Total Current Liabilities	86	8

Stockholders’ Deficit
Common shares of, $0.001 par value; 1,750,000,000 shares authorized:	-	-
at March 31, 2010 and September 30, 2009
Issued and outstanding: 67,500,000 shares and 66,500,00 shares at March 31, 2010 and September 30, 2009, respectively	68	2
Additional paid in capital	1,278	67
Deficit accumulated during the development stage	(990)	(64)
Total Stockholders’ Equity	356	5

Total Liabilities and Stockholders' Equity	$442	$13

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
Statements of Operations
(U.S. dollars in thousands)

	Six Months Ended March 31		Three Months Ended March 31,		For The Period form May 17, 2007 (Inception) to December 31
	2 0 1 0	2 0 0 9	2 0 1 0	2 0 0 9	2 0 0 9

OPERATING EXPENSES
General and administrative expenses*	$925	$8	$923	$4	$989
Financial expenses (income), net	1	-	1	-	1
NET LOSS	926	8	924	4	990

Net loss per common share – basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted average number of common shares outstanding during the period – basic and diluted	66,653,846	66,500,000	66,811,111	66,500,000

* In the six and three month period ended March 31, 2010 - includes $780 thousands share-based compensation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
Statement of Stockholders' Equity (Deficit)
(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.00001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
	2 0 1 0	2 0 0 9	2 0 1 0	2 0 0 9	2 0 0 9

Common stock issued, July 17, 2007 (date of inception)	$1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55
Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)	-	-

Proceeds from common stock issued net of direct offering expenses	1,000,000	1	496	-	497

Share based compensation	-	-	780	-	780

Net loss for the period ended March 31, 2010	-	-	-	(926)	(926)

Balance, March 31, 2010	67,500,000	$68	$1,278	$(990)	356

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Statements of Cash Flows
(U.S. dollars in thousands)

	For the Period Ended March 31,		For the Period from July 17, 2007 (Inception) to March 31,
	2 0 1 0	2 0 0 9	2 0 1 0

CASH FLOW – OPERATING ACTIVITIES

Net loss	$(926)	$(8)	$(990)
Adjustments required to reconcile net loss to net cash used in operating activities:

Share based compensation expenses	780	-	780
Decrease (increase) in other current assets	(3)	4	(4)
Increase (decrease) in accounts payables	32	(1)	39
Increase in other accounts payables	46	-	47
Net cash used un operating activities	(71)	(5)	(128)

CASH FLOWS FROM FINANCING ACTIVITIE
Proceeds from stock issued for cash	497	-	566
Net cash provided by financing activities	497	-	566

Net increase (decrease) in cash	426	(5)	438

Cash - beginning of year/period	12	23	-

Cash - end of year/period	$438	$18	$438

DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1       -     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. ("the Company”). These consolidated financial statements and notes thereto are unaudited.

NOTE 2       -     General

Blue Sphere Corp. ("the  Company")  incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the current quarter the management of the Company decided to change its business focus to that of Greehouse Gas (GHG) emission reduction, generating revenue from emission reduction through sales of carbon credits, energy generation, project development and sale of byproducts.

On March 15, 2010 the Company entered into a project assignment agreement (the “Project Assignment Agreement”) with Carbon MPV Limited (“MPV”) whereby the Company acquired the exclusive rights to perform carbon credit projects on various landfill and mines. In exchange for such assignment and conveyance, the parties agreed that MPV will receive a percentage of gross proceeds as indicated in Annex A of the Project Assignment Agreement. In addition, the parties agreed that MPV will receive four percent (4%) of the net profit relating to any other sources of energy or energy-related revenues from such projects.

On March 15, 2010, The Company took assignment from Carbon MPV Limited of an agreement to implement a project to reduce nitrous oxide emissions from a nitric acid production plant in Uzbekistan.

On March 15, 2010, the Company entered into an assignment agreement (the “N20 Assignment Agreement”) with MPV whereby the Company acquired all rights, title and interest in an N20 joint venture agreement (the “N20 Agreement”) entered into between MPV and OAO Navoiazot (“Navoiazot”) dated November 26, 2009 and described in more detail below. The N20 Assignment Agreement was entered into in connection with the more general Project Assignment Agreement described above. Pursuant to the terms of the N20 Assignment Agreement, if there is a conflict between the terms of the N20 Assignment Agreement and the terms Project Assignment Agreement, the terms of the N20 Assignment Agreement prevail.

On March 25, 2010 The Company entered into a memorandum of understanding to take assignment of the rights to negotiate services with a fertilizer plant in Kazakhstan.

NOTE 3       -     INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4       -     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2010, the Company had approximately $438 thousand in cash, approximately $356 thousand in working capital, a stockholders’ equity of approximately $356 thousand and an accumulated deficit of approximately $990 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash and loans received in the second quarter of 2010 will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 5       -     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The new standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

NOTE 6       -     RELATED PARTY TRANSACTIONS

As of March 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $500.

On March 3, 2010, the Company entered into an employment agreement with Eliezer Weinberg to serve as the Chairman of the Board, with Shlomo Palas to serve as the Company’s CEO and Shmuel Keshet to serve as the Company’s COO for a term of two years. The officers receive monthly remuneration at a gross rate of USD$10,000. The remuneration will increase to a gross monthly rate of USD$15,000 upon the completion of outsourced technical project reports (“PDDs”) for two projects. Each one received Stock Options to acquire 8,321,917 or nine percent (9%) of the shares of common stock in the capital of the Company in a par value.

The  officers  and  directors  of the  Company are  involved  in other  business activities  and  may,  in  the  future,   become   involved  in  other  business opportunities  that  become  available.

DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7       -     STOCK OPTIONS:

The 2010 share option plan was established On March 3, 2010.

Options to Directors and Employees:

On March 3, 2010, the Board of Directors of the Company resolved the granting of 24,965,751 options to three officers of the Company, exercisable for two years at exercise prices of $0.001 per share, to be vested by the end of each three month from the date of employment agreement.

The fair value of the stock options grants was estimated using the Black--Schooled option valuation model that used the following assumptions:

%
Risk free interest	3.75%
Dividend yields	0
Volatility	177%
Expected term (in years)	2

The fair value of the options granted above using the Black-Schooled model is $0.75 per option.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include:

●	risks related to the potential of delays in customer orders or the failure to retain customers;
●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
●	risks related to competition;
●	risks related to tax attributes; and
●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its wholly-owned subsidiary, Eastern Sphere, Ltd., unless the context clearly requires otherwise.

Overview

Since our date of inception on July 17, 2007 and prior to our most recently completed fiscal quarter, we were in the business of developing and promoting our automotive internet sites: RodesTrading.com and RodesTrading.cn. During the quarter ended December 31, 2009 management of the Company decided to change our business focus to that of Greehouse Gas (GHG) emission  reduction, generating revenue from emission reduction through sales of carbon credits, energy generation, project development and sale of byproducts.

Our Current Business

We are a development stage company. Our business is focused specifically on GHG emission reduction operating primarily in countries from the former Soviet Union, China and the US.  We seek to capitalize on the growing and expanding carbon credit market. Most developed countries have now legally committed themselves to reducing CO2 and other harmful gases by 15% of expected 2008 levels, which has created the new commodity of carbon credits.

GHG elissions are reduced by two key types of projects:

1.  New clean technologies.

2.  Reduction of existing pollutant sources.

Blue Sphere offers potential partners (owners of: landfills, coal mines, fertilizer factories, etc) a kind of turnkey operation in dealing with the emission reduction. We plan to operate primarily in countries from the former Soviet Union, China and US where we have identified specific opportunities. Currently, our focus has been initially on four projects and raising the funds necessary for the development of the four projects up to the stage where valuable and tradable assets are in possession. Development of other projects and marketing activities for the obtainment of new projects are intended to be carried out in parallel. The four projects in first priority are:

1.  Two landfills in Ukraine;

2.  Fertilizers manufacturing plant in Uzbekistan; and

    3.  Fertilizers manufacturing plant in Kazakhstan;

Our aim is to manage the whole process of obtaining carbon credits, constructing the projects and managing it for our partners, while involving them in all key decisions. Partners will be able to focus on what they do best, while we develop and realize our emission reduction asset. In becoming a fully integrated company in the carbon credit market Blue Sphere will be responsible for the following activities:

    1.  Obtaining projects – locating, evaluating, negotiating and executing contracts;

    2.  Executing the process of projects registration in the country where the project is located and with the UN, using outsourcing services from recognized companies in the field;

    3.  Implementing projects by outsourcing the most applicable technology of the current technologies available; and

4.  Monitoring and supervising projects.

Recent Corporate Developments

Since the commencement of our quarter ended March 31, 2010, we experienced the following significant corporate developments:

➢
Name Change - Effective February 17, 2010, we completed a merger with our subsidiary, Blue Sphere Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from "Jin Jie Corp." to "Blue Sphere Corp." The name change was adopted in connection with our decision to change our business focus to carbon credit development.

➢
Stock Split - Effective February 17, 2010 we effected a 35 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock at $0.001 par value to 1,750,000,000 shares of common stock at $0.001 par value. Following the effectiveness of the forward split our issued and outstanding shares increased from 1,900,000 shares of common stock to 66,500,000 shares of common stock.

➢
Employment Agreements/Stock Options - Effective March 3, 2010, we entered into an employment agreement with Eliezer Weinberg to serve as the Company’s Chairman of the Board of our wholly owned subsidiary for a term of two years. As Chairman, Mr. Weinberg, among other duties, provides leadership to the Company’s board of directors and assists the executive officers in planning and directing the Company’s activities to achieve stated/agreed targets and standards for financial and trading performance, quality, culture and legislative adherence. Under the agreement, Mr. Weinberg receives monthly remuneration at a gross rate of USD$10,000 + VAT increasing to a gross monthly rate of USD$15,000 + VAT upon the completion of outsourced technical project reports (“PDDs”) for two projects. Mr. Weinberg will be entitled to participate in any Company bonus plan or incentive compensation plan for its employees, adopted by the Company. Mr. Weinberg’s employment may be terminated without cause by any of the parties with a prior notice of six months if terminated within a period of 24 months or with a notice of three months if terminated after 24 months from the effective date of the agreement. The employment agreement contains a 24-month confidentiality clause and 12-month non-competition and non-solicitation clauses. The employment agreement is construed and interpreted in accordance with the laws of the State of Israel.

➢
Effective March 3, 2010, we entered into an employment agreement with Shlomo Palas to serve as the Company’s CEO for a term of two years. As CEO, Mr. Palas, among other duties, is responsible for setting the overall corporate direction for the Company, including establishing and maintaining budgets for the Company and ensuring the Company has adequate capital for its operations, marketing and general corporate activities, all subject to any applicable law and to instructions provided by the board of directors of the Company. Under the agreement, Mr. Palas receives monthly remuneration at a gross rate of USD$10,000 + VAT increasing to a gross monthly rate of USD$15,000 + VAT upon the completion of PDDs for two projects. Mr. Palas will be entitled to participate in any Company bonus plan or incentive compensation plan for its employees, adopted by the Company.  Mr. Palas’ employment may be terminated for no cause by any of the parties with a prior notice of six months if terminated within a period of 24 months or with a notice of three months if terminated after 24 months from the effective date of the agreement. The employment agreement contains a 24-month confidentiality clause and 12-month non-competition and non-solicitation clauses. The employment agreement is construed and interpreted in accordance with the laws of the State of Israel.

➢
Effective March 3, 2010, we entered into an employment agreement with Shmuel Keshet to serve as the Company’s COO for a term of two years. Under the agreement, Dr. Keshet receives monthly remuneration at a gross rate of USD$10,000 + VAT increasing to a gross monthly rate of USD$15,000 + VAT upon the completion of PDDs for two projects. Dr. Keshet will be entitled to participate in any Company bonus plan or incentive compensation plan for its employees, adopted by the Company. Dr. Keshet’s employment may be terminated for no cause by any of the parties with a prior notice of six months if terminated within a period of 24 months or with a notice of three months if terminated after 24 months from the effective date of the agreement. The employment agreement contains a 24-month confidentiality clause and 12-month non-competition and non-solicitation clauses. The employment agreement is construed and interpreted in accordance with the laws of the State of Israel.

➢
Global Share Plan & Stock Option Agreements.   Effective March 3, 2010, we adopted the Global Share Plan to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of the Company. The plan is administered by the board of directors of the Company (the “Board”) and may be administered by a Committee consisting of no less than two members of the Board appointed by the Board. In connection with the Global Share Plan, the Company adopted an Israeli taxpayers appendix, a template notice of grant and a template option award agreement attached as exhibits to the Global Share Plan.

➢
Effective March 3, 2010, and as contemplated in the Employment Agreements and Global Share Plan described above, we entered into stock option agreements with Mr. Weinberg, Mr. Palas and Dr. Keshet (each an “Optionee”), whereby each Optionee was granted the option to acquire 8,321,917 or nine percent (9%) of the Company’s issued and outstanding stock as of March 3, 2010 (the “Stock Option Agreements”). Under the Stock Option Agreements, each Optionee agreed to the same terms and conditions with the option shares exercisable at a price of $0.001 per share and for a term of two years from the effective date. At the end of each three month term of employment, 12.5% of each Optionee’s stock options shall vest and except as otherwise expressly permitted in the Stock Option Agreements, the options shall not be assignable or transferable and may be exercised only by each individual Optionee during his lifetime.

➢
Private Placement - Effective January 18, 2010 we completed an offering of 1,000,000 units at a price of $0.50 per unit to one offshore investor pursuant Regulation S of the Securities Act of 1933, with each unit comprising of one share of common stock of the Company and one half of a share purchase warrant with each whole warrant exerciseable at a price of $0.75 per warrant share, in a non-brokered private placement.

➢	The Company entered into the following agreements:

▪
Effective February 22nd, 2010 the Company entered into a project assignment agreement (the “Project Assignment Agreement”) with Carbon MPV Limited (“MPV”) whereby the Company acquired the exclusive rights to perform carbon credit projects on various landfill and mines;

▪
In connection with the Project Assignment Agreement and effective February 22nd, 2010, the Company and Mark Radom entered into a Business Development Agreement whereby the Company retained Mark Radom as an independent contractor to perform, or procure the performance of, services necessary with respect to the projects assigned to the Company pursuant to the Project Assignment Agreement;

▪
Effective March 15, 2010, the Company entered into an assignment agreement with MPV whereby the Company acquired all right, title and interest in an N20 joint venture agreement entered into between MPV and OAO Navoiazot dated November 26, 2009;

▪
Effective March 18, 2010, the Company entered into an assignment agreement (the “Kiev Assignment Agreement”) between the Company and Mark Radom whereby Mark Radom assigned his rights, title and interest in the Landfill Agreement dated March 31, 2009 regarding a landfill located near; and

▪
Effective March 18, 2010, the Company entered into an assignment agreement (the “EU Assignment Agreement”) between the Company and Mark Radom whereby Mark Radom assigned his rights, title and interest in the Landfill Agreement dated April 3, 2009 regarding a landfill located in East Ukraine.

➢
Memorandum of Understanding – On March 25, 2010 we announced that we entered into a memorandum of understanding to take assignment of the rights to negotiate services with a fertilizer plant in Kazakhstan.

➢
Change of Directors/Officers – On April 8, 2010 we signed a services agreement with Alex Werber and appointed him as our Chief Executive Officer, and on April 15, 2010 we appointed Eliezer Weinberg and Shlomo Palas to our board of directors with Mr. Weinberg to as non executive chairman.  On April 15, 2010, Cally Ka Lai Lai resigned as an executive officer of our company.

➢
Methane Reduction Strategy - On April 28, 2010 we commenced implementing our plan to enter the agricultural methane reduction business in the United States through our new subsidiary, Blue Sphere U.S.A. Inc.

Plan of Operation

For the twelve months ending March 31, 2011, we estimate expending a total of approximately $2,050,000 for our proposed business activities. This amount includes the funds required to finance our project cost, marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the breakdown of costs for the upcoming year of operations:

Estimated Funding Required During the Next 12 Months

Operating expnses	$1,300.000
G&A and other	$750,000
Total	$2,050,000

Results of Operations

Revenue

We initiated our current activities during the second quarter of 2010, focusing our effort on building an infrastructure that would support our future activities in the Greenhouse Gas emission reduction. We did not generate any revenues in the nine month period ended March 31, 2010 and incurred a loss of $926,000 during that period.

As of  March 31, 2010, we had cash of  $438,000 compared to $12,000 as of September 30, 2009. As of  March 31, 2010 we had a working capital of $356,000 compared to $5,000 as of September 30, 2009. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances and mutual development. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Going Concern

As of March 31, 2010, the Company had approximately $438,000 in cash, approximately $356,000 in working capital, a stockholders’ equity of approximately $356,000 and an accumulated deficit of approximately $990,000. Management anticipates that their business will require substantial additional investment that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash and loans received second quarter in 2010 will not be sufficient to continue its operations through the next 12 months.

There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Future Financings

We do not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in our going concern footnote included in its interim financial statements as at and for the period ended March 31, 2010, our operations have not been a source of liquidity and we had satisfied our cash requirements through shareholder loans and private placements. In order to obtain necessary capital, we may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that we will be able to secure additional financing or that it can be secured at rates acceptable to us. In addition, should we be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for our stock such financing would result in significant dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our significant accounting policies are disclosed in note 1 of our annual financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Management Certification

The financial statements herein are certified by our officers to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with United States GAAP, consistently applied.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and amounts due to stockholders.  The amounts due to stockholders are non interest-bearing.  It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from our other financial instruments and that the fair values approximate the carrying values, except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS.

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

We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably.

We have incurred cumulative net losses of $990,000 since inception to March 31, 2010. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next 12 months should we determine to pursue a strategy of growth.

As of March 31, 2010, we had cash in the amount of $438,000. As a result of the Private Placement, we are able to carry-forward with our change of business focus; however, our future remains dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. Apart from the recent Private Placement, we do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

We may not be able to compete with current and potential competitors, some of whom have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with other environmental companies in the carbon credit market all of which have significantly greater personnel, financial and managerial resources than we have. This competition from other environmental companies with greater resources may result in our failure to maintain or expand our business. Moreover, as the demand for carbon credits increases, new companies may enter the market, and the influx of added competition will pose an increased risk to our company. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources.

We need to retain key personnel to support our business and ongoing operations.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our company, which could adversely affect our financial results and impair our growth.

Risks Relating to Operating in Israel

We intend to conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our current operations and our officers and Directors are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which until Operation Cast Lead in January 2009 had involved thousands of missile strikes and had disrupted most day-to-day civilian activity in southern Israel.

Expiration of the Kyoto Protocol

The Kyoto Protocol is valid until the end 2012.  Therefore, although greenhouse gases are recognized as a worldwide concern, the Kyoto Protocol may not be renewed and it is possible that no alternative international agreement will replace it.  In such a case, it is possible that the main projected income of the Company, that is based on carbon emission reduction, may be reduced significantly or even disappear.

New legislation, including the Sarbanes Oxley act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”)or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed with the SEC on November 29, 2007)
3.2	Bylaws (attached as an exhibit to our registration statement on Form SB-2 filed with the SEC on November 29, 2007)
3.3	Articles of Merger dated February 11, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 12, 2010)
3.4	Certificate of Change dated February 11, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 12, 2010)
10.1
Carbon Credit Project Contract Acquisition Agreement with Green Biofuels Holdings Ltd. and its shareholders dated January 13, 2010 (attached as an exhibit to our current report on Form 8-K filed with the SEC on January 19, 2010)

10.2
Termination Agreement dated February 12, 2010 among Blue Sphere Corp., Shlomo Palas, Samuel Keshet, Eliezer Weinberg, Green Biofuels Holdings Ltd., Cally Ka Lai Lai and Wei Xiang Zeng (attached as an exhibit to our current report on Form 8-K filed on February 12, 2010)

10.3	Employment Agreement between the Company and Eliezer Weinberg dated March 3, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)
10.4	Employment Agreement between the Company and Shlomo Palas dated March 3, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)
10.5	Employment Agreement between the Company and Shmuel Keshet dated March 3, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)
10.6	2010 Global Share Plan dated March 3, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)
10.7
Form of Stock Option Agreement between the Company and Eliezer Weinberg, Shlomo Palas and Shmuel Keshet dated March 3, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)

10.8	Form of Subscription between the Company and Centrum Bank dated February 3, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)
10.9
Affiliate Stock Purchase Agreement between Cally Ka Lai Lai, Wei Xiang Zeng as vendors and Amir Rachmai, Zetta Services Ltd. and Ehud Barzily Holdings and Investments Ltd. as purchasers, dated February 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)

10.10
Termination Agreement between Blue Sphere, Shlomo Palas, Shmuel Keshet, Eliezer Weinberg dated as of February 12, 2010. (attached as an exhibit to our current report on Form 8-K filed on February 26, 2010)

10.11	Assignment of AOA Navoiazot Agreement dated March 15, 2010 (attached an exhibit to our current report on Form 8-K filed on March 17, 2010)
10.12	Joint Venture Agreement between Navoiazot and Carbon MPV Limited with respect to abating N2O dated November 26, 2009 (attached an exhibit to our current report on Form 8-K filed on March 17, 2010)
10.13	Project Assignment Agreement between Blue Sphere Corp. and Carbon MPV Limited dated February 22nd, 2010 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)
10.14	Business Development Agreement between Blue Sphere Corp. and Mark Radom dated February 22nd, 2010 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)
10.15	Assignment of Borispol Landfill Agreement to Blue Sphere dated March 18, 2010 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)
10.16	Assignment of Borispol Landfill Agreement to Mark Radom dated April 15, 2009 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)
10.17	The Borispol Landfill Agreement between Eco Service LLC and Carbon Markets Corporation Limited dated March 31, 2009 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)

No.	Description
10.18	Assignment of the Donetsk Landfill Agreement to Blue Sphere dated March 18, 2010 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)
10.19	Assignment of the Donetsk Landfill Agreement to Mark Radom dated April 15, 2009 (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)
10.20
The Donetsk Landfill Agreement between KATP Sanitary Cleansing Petrovsk Region and Carbon Markets Corporation Limited dated April 3, 2009. (attached an exhibit to our current report on Form 8-K filed on March 18, 2010)

10.21	Services Agreement dated April 8, 2010 with Alex Werber (attached an exhibit to our current report on Form 8-K filed on April 8, 2010)
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By: /s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date:  May 17, 2010

By: /s/ Alex Werber
Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date:  May 17, 2010