Form 10-Q
period 2010-06-30
BLUE SPHERE CORP.
filed 2010-08-16
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.  333-147716

Blue Sphere Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Asuta Street, Even Yehuda, Israel 40500
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
 Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of July 31, 2010, there were 67,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blue Sphere Corp.
(A Development Stage Company)
 Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	As of June 30,	As of September 30,
	2 0 1 0	2 0 0 9
	Unaudited
ASSETS

CURRENT ASSETS
Cash	137	12
Other current assets	23	1
Total Current Assets	160	13

Total Assets	$160	$13

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	14	7
Other accounts payables	86	1

Total Current Liabilities	$100	$8

Stockholders’ Deficit
Common shares, $0.001 par value; 1,750,000,000 shares authorized;	-	-
at June 30, 2010 and September 30, 2009, respectively
67,500,000 shares and 66,500,000 shares issued and outstanding
shares at June 30, 2010 and September 30, 2009, respectively	68	2
Additional paid in capital	3,615	67
Deficit accumulated during the development stage	(3,623)	(64)
Total Stockholders’ Equity	60	5

Total Liabilities and Stockholders' Equity	$160	$13

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,		For The Period form May 17, 2007 (Inception) to June 30
	2 0 1 0	2 0 0 9	2 0 1 0	2 0 0 9	2 0 0 9

OPERATING EXPENSES
General and administrative expenses*	3,554	10	2,629	2	3,618
Financial expenses (income), net	5	-	4	-	5
NET LOSS	$3,559	$10	$2,633	$2	$3,623

Net loss per common share – basic and diluted	$0.05	$0.00	$0.04	$0.00

Weighted average number of common shares outstanding during the period – basic and diluted	66,935,897	66,500,000	66,500,000	66,500,000

* For the Nine and three month periods ended June 30, 2010 - includes $3,117and $2,338 respectively in share-based compensation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
	2 0 1 0	2 0 0 9	2 0 1 0	2 0 0 9	2 0 0 9

Common stock issued, July 17, 2007 (date of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55
Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)	-	-

Proceeds from common stock issued net of direct offering expenses	1,000,000	1	496	-	497

Share based compensation	-	-	3,117	-	3,117

Net loss for the period ended June 30, 2010	-	-	-	(3,559)	(3,559)

Balance, June 30, 2010	67,500,000	$68	$3,615	$(3,623)	$60

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(In thousands except share and per share data)

	For the Period Ended June 30,		For the Period from July 17, 2007 (Inception) to June 30,
	2 0 1 0	2 0 0 9	2 0 1 0

CASH FLOW – OPERATING ACTIVITIES

Net loss	$(3,559)	$(10)	$(3,623)
Adjustments required to reconcile net loss to net cash used in operating activities:

Share based compensation expenses	3,117	-	3,117
Decrease (increase) in other current assets	(22)	3	(23)
Increase (decrease) in accounts payables	7	(2)	14
Increase in other accounts payables	85	-	86
Net cash used un operating activities	(372)	(9)	(429)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued for cash	497	-	566
Net cash provided by financing activities	497	-	566

Net increase (decrease) in cash	125	(9)	137

Cash - beginning of year/period	12	23	-

Cash - end of year/period	$137	$14	$137

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.
(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. and subsidiary ("the Company”). These consolidated financial statements and notes thereto are unaudited.

NOTE 2 –   GENERAL

The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction, The Company seek to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

The Company offers potential partners (owners of: landfills, coal mines, fertilizer factories, etc) a kind of turnkey operation in dealing with the emission reduction. The Company service consists of:  executing the process needed in order to make the project eligible for carbon credits, choosing the most suitable technology to be applied, arranging for the financing, constructing and  managing the project for its life. We operate primarily in countries from the former Soviet Union, China and the USA.

NOTE 3 –   INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

BLUE SPHERE CORP.
(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 4 –   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2010, the Company had approximately $137 thousand in cash, approximately $60 thousand in working capital, a stockholders’ equity of approximately $60 thousand and an accumulated deficit of approximately $3,623 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 5 –   RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 –   RELATED PARTY TRANSACTIONS

On March 3, 2010, the Company entered into employment agreements with Eliezer Weinberg the Company Chairman of the Board, Shlomo Palas the Company’s CEO and Shmuel Keshet the Company’s COO for a term of two years. The officers receive monthly remuneration at a gross rate of USD$10,000. The remuneration will increase to a gross monthly rate of USD$15,000 upon the completion of outsourced technical project reports (“PDDs”) for two projects. Each officer was granted stock options to acquire 8,321,917 or nine percent (9%) of common stock in the capital of the Company, exercisable at a par value (see note 7).

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

BLUE SPHERE CORP.
(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 7 –   STOCK OPTIONS:

The 2010 share option plan was established On March 3, 2010.

Options to Directors and Employees:

On March 3, 2010, the Board of Directors of the Company granted of 24,965,751 options to three officers of the Company, exercisable for two years at exercise prices of $0.001 per share, to be vested by the end of each three month from the date of employment agreement.

The fair value of the stock options grants was estimated using the Black-Schooled option valuation model that used the following assumptions:

%
Risk free interest	3.75%
Dividend yields	0
Volatility	177%
Expected term (in years)	2

The fair value of the options granted above using the Black-Scholes model is $0.75 per option.

NOTE 8 –   SUBSEQUENT EVENT

Effective July 13, 2010 the Company entered into a Private Placement Subscription Agreement for the issuance and sale of 1,000,000 units at a price of $0.50 per unit, each unit consisting of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. The gross proceeds in the amount of  $500,000 have been received.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its wholly-owned subsidiaries, Eastern Sphere, Ltd. and Blue Sphere USA, Inc., unless the context otherwise  requires.

Forward Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors including, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) uncertainties regarding the market for and value of carbon credits including carbon credits associated with industrial gases, (iii) political and governmental risks associated with the foreign countries in which we operate, (iv) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required host country and United Nations approvals, (v) the development stage of our business and (vi) our lack of operating history. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are a project integrator for greenhouse gas emission reduction and renewable energy production. We aspire to become a key player in the global carbon reduction market, helping enterprises with high pollution emissions achieve their green goals.  Our business is presently primarily focused on countries of the former Soviet Union, China and the United States.  We seek to generate revenue through sales of what are commonly referred to as “carbon credits,” energy generation, project development and sale of byproducts.

As a project integrator, we seek to partner with owners of landfills, coal mines, fertilizer factories and other high volume GHG producers to reduce the level of emissions. Our comprehensive service solution consists of managing the entire process of obtaining eligibility for and obtaining carbon credits, selecting the most suitable technology to be applied, arranging project financing, constructing and equipping the project and managing the project for the duration of its revenue-producing life. We are currently focusing on seven projects for which we have signed agreements with the facility owners and which are in various stages of early development. Each of these projects are dependent upon, and will require, an infusion of significant capital, a portion of which, subject to our obtaining additional financing, we anticipate being required to contribute directly.  We anticipate a lead time of at least six to twelve months from funding before any project becomes operational for emissions reduction. Our interest in any particular project will vary depending on a variety of factors.  Set forth below is a list of the seven projects for which signed agreements::

Ukraine	Uzbekistan	Kazakhstan	China
• Two landfills	• One fertilizer manufacturing plant • One landfill and compost facility	• One fertilizer manufacturing plant • One landfill	• One methane from manure to electricity project

In addition, we are engaged in discussions relating to certain projects in the United States, focusing on methane to electricity and industrial gases projects.

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and an accumulated deficit of approximately $60,000.  During the second quarter of 2010 we changed our business to our current business. In connection with the change, we took the following actions: (i)  effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized and issued and outstanding common stock, as a result of which our authorized common stock increased from 50,000,000 shares to 1,750,000,000 shares and our outstanding common stock increased from 1,900,000 shares to 66,500,000 shares, (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800 and (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, Eliezer Weinberg, our Chairman and Shmuel Keshet, our COO.  Messrs. Palas, Weinberg and Keshet were each granted two-year time-vested stock options to purchase 8,321,917 shares of common stock, representing 9% of our then outstanding shares, at an exercise price of $.001 per share.

On April 8, 2010, we appointed Alex Werber as our Chief Financial Officer.  Mr.Werber serves on a part-time basis. On April 15, 2010, Messrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the three and nine month periods ended June 30, 2010 were $2,629,000 and $3,554,000, respectively, compared to $2,000 and $10,000 for the respective corresponding periods in 2009. The increase is primarily attributable to non-cash charges totaling $2,338,000 and $3,117,000 for the three and nine month 2010 periods, respectively, for stock options and warrants granted to employees in March 2010, as well as compensation and other expenses associated with the commencement of our GHG emission reduction activities in March 2010.

Net Loss

As a result of the above, we incurred a net loss of $2,633,000 and $3,559,000 for the three and nine month periods ended June 30, 2010, respectively, as compared to a net loss of $2,000 and $10,000 for the respective corresponding 2009 periods.  We anticipate losses in future periods.

Liquidity

As of June 30, 2010, we had cash of $137,000, compared to $12,000 as of September 30, 2009. As of June 30, 2010, we had a working capital of $60,000, compared to $5,000 as of September 30, 2009. Management anticipates that existing cash resources, including the proceeds of the equity placement subsequent to June 30, 2010 described below will not be sufficient to fund our planned operations during the next 12 months. In addition to requiring capital to fund our corporate activities, the capital needs of our project development activities will be significant and will likely require equity investment on our part. As a result, we are seeking to raise additional funds, any meaningful equity financing will likely result in significant dilution to our existing shareholders. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recent Financings

During the quarter ended March 31, 2010, we raised $500,000 in gross proceeds from a private placement of 1,000,000 units at a price of $0.50 per unit, each unit consisting of one share of common stock and one share purchase warrant exercisable at a price of $0.50 per warrant for a period of two years from the closing date.

In July 2010, we raised an additional $500,000 in gross proceeds from a private placement of 1,000,000 units at a price of $0.50 per unit, each unit consisting of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share.

Each of the foregoing transactions were made in non-brokered placements to a non-US person, in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 4T.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

No.	Description
10.1	Form of Subscription Agreement for July 2010 unit placement (including form of warrant)
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:/s/Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date:  August 16, 2010

By:/s/Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date:  August 16, 2010