Form 10-K
period 2010-09-30
BLUE SPHERE CORP.
filed 2010-12-28
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.  333-147716

Blue Sphere Corp. (FORMERLY JIN JIE CORP.)
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

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

 Yes ☐  No ☒

As of September 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,575,988.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of September 30, 2010, there were 68,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

ii

Our financial statements are stated in United States dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

iii

PART I

Item 1.   Business

Overview

We are a project integrator for greenhouse gas emission reduction and renewable energy production. We aspire to become a key player in the global carbon reduction and renewable energy market, working with enterprises with high greenhouse gas (“GHG”) emissions or renewable energy potential to reduce such emissions and/or generate renewable energy.  Our business is presently primarily focused on Africa, China, the countries of the former Soviet Union and the United States.  We seek to generate revenue through sales of what are commonly referred to as “carbon credits,” energy, project development and sale of byproducts.

As a project integrator, we seek to partner with owners of landfills, livestock and other animal farms, coal mines, fertilizer factories, heavy industrial concerns and other high volume GHG producers to reduce their level of GHG emissions. Our comprehensive service solution consists of managing the entire process of obtaining eligibility for and receiving carbon credits, selecting the most suitable technology to be applied, arranging project financing, constructing and equipping the project and managing the project for the duration of its revenue-producing life. We are currently focusing on ten projects for which we have signed agreements with the facility owners and which are in various stages of early development. Each of these projects are dependent upon, and will require, an infusion of significant capital, a portion of which, subject to our obtaining additional financing, we anticipate being required to contribute directly.  We anticipate a lead time of at least six to twelve months from funding before any project becomes operational for emissions reduction or renewable energy generation. Our interest in any particular project will vary depending on a variety of factors.  Set forth below is a list of the ten projects for which signed agreements:

China		Ghana		Kazakhstan		Ukraine		Uzbekistan
●	1 methane from manure to carbon credit and renewable energy project	●	1 landfill carbon credit project	●	1 fertilizer plant carbon credit project	●	2 landfill carbon credit and renewable energy projects	●	1 fertilizer plant carbon credit project
		●	1 landfill and compost carbon credit and renewable energy project	●	1 landfill carbon credit and renewable energy project			●	1 landfill and compost carbon credit and renewable energy project
		●	1 waste-to-energy carbon credit and renewable energy project

In addition, we are engaged in discussions relating to a range of carbon credit and renewable energy projects in Africa, China and the countries of the former Soviet Union and certain projects in the United States, focusing on methane to electricity and industrial gas projects.

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and an accumulated deficit of approximately $64,000.  During the second quarter of 2010 we changed our business to our current business. In connection with the change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized and issued and outstanding common stock, as a result of which our authorized common stock increased from 50,000,000 shares to 1,750,000,000 shares and our outstanding common stock increased from 1,900,000 shares to 66,500,000 shares, (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800 and (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, Eliezer Weinberg, our Chairman and Shmuel Keshet, our COO.  Messrs. Palas, Weinberg and Keshet were each granted two-year time-vested stock options to purchase 8,321,917 shares of common stock, representing 9% of our then outstanding shares, at an exercise price of $.001 per share.

On April 8, 2010, we appointed Alex Werber as our Chief Financial Officer.  Mr.Werber serves on a part-time basis. On March 3, 2010, Messrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned.  On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer.  Mr. Radom serves in this capacity on a full-time basis.

Strategy

We provide tailored solutions internationally to reduce significantly the more potent greenhouse gas emissions (including, but not limited to, nitrous oxide and methane) and, where economically feasible, generate clean, renewable energy. We expect to generate revenue through sales of carbon credits, sales of thermal and electrical energy, project development and sales of by-products.

We offer potential project partners (e.g., owners of landfills, coal mines, fertilizer factories, farms) a turnkey operation in achieving the emission reduction. We will execute the process needed to make the project eligible for greenhouse gas credits, choose the most suitable technology to be applied, arrange for the financing, and then oversee construction of the project and manage the project for its life.

Initially, our focus has been in countries from the former Soviet Union, China, Ghana and the USA. Outside the U.S., the Company’s greenhouse gas reductions operate under the rubric originally created by the Kyoto Protocol and implemented through the United Nations, the EU, and many national governments.

Payments for these greenhouse gas reductions come principally from the United Nations, national governments, or major corporations buying greenhouse gas credits. In the U.S., payments flow from sales of various state renewable energy credits and from sales of renewable-derived thermal and electrical energy.  Aiming to be distinctive in the “clean, green” market, Blue Sphere intends to:

•	provide a one-stop, turn-key solution that is unique in the market today;
•	identify and obtain the rights to lucrative projects without incurring material expense;
•	deliver seamless and professional project implementation through a combination of its own expertise and the use of third-party experts with a track-record of success;
•	be open to the use of any mature and well-known technology and, thus, be able to tailor make cost-efficient and effective solutions for each project;
•	leverage its management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;
•	build local and international teams to support each project;
•	to obtain political, property, non-performance and insolvency insurance for its projects; and
•	although operating in parts of the developing world, to receive almost all of its revenues in euros, renminbi and dollars.

Item 1A. Risk Factors

As a small reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 35 Asuta St. Even Yehuda, Israel 40500, for which we pay the operating expenses but do not pay any rent.  We intend to obtain additional working space for and to be located near our projects as and when the level of activity of such projects warrants such action.  Until such time, we believe that our property is adequate for our current and immediately foreseeable operating needs.

Item 3. Legal Proceedings

As of September 30, 2010, we were not a party to any legal proceedings of any kind.

Item 4. (Removed and Reserved)

PART I I

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On March 3, 2010, we raised $500,000 in gross proceeds from a private placement of 1,000,000 units at a price of $0.50 per unit, each unit consisting of one share of common stock and one share purchase warrant exercisable at a price of $0.50 per warrant for a period of two years from the closing date.

On July 13, 2010, we raised an additional $500,000 in gross proceeds from a private placement of 1,000,000 units at a price of $0.50 per unit, each unit consisting of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share.

Each of the foregoing transactions was made in non-brokered placements to a non-US person in reliance upon Regulation S under the Securities Act of 1933, as amended.  We received 100% of the amounts raised in cash and are using such amounts to fund our operating and business development expenses.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “BLSP”. The following quotations, which were obtained from siliconinvestor.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The first day on which our common stock traded under BLSP was March 16, 2010.  Prior thereto, the name of our company was Jin Jie Corp. and its common stock traded under the symbol JIJE.

The high and low bid prices of our common stock for the periods indicated below are as follows:

 OTC Bulletin Board (1)

Quarter Ended	High	Low
September 30, 2010	$0.47	$0.28
June 30, 2010	$1.15	$0.25
March 31, 2010	$1.23	$1.11

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. Nevada Agency and Transfer Company 50 West Liberty, Suite 880, Reno, Nevada (telephone 775 322 0626 and facsimile: 775 322 5623) is the registrar and transfer agent for our common stock.

Holders

On September 30, 2010, the stockholders’ list of our common stock showed 17 registered stockholders and 68,500,000 shares outstanding. On September 30, 2010, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.33 per share.

Dividends

We declared no dividends in the fiscal year ended September 30, 2010 and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our Common Stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Summary of Current Operations

Bluesphere has current and potential operations in two areas:  (i) carbon credit projects and (ii) renewable energy generation.

Carbon Credit Projects

We have 10 signed agreements to implement carbon credit projects and are currently evaluating each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing.  We are also continuing to pursue and sign new carbon credit projects with high volume potential.

Renewable Energy Generation

Eight of our signed carbon credit project agreements have renewable energy potential and we are separately evaluating non-carbon credit projects or projects with low volumes of carbon credits for renewable energy generation.  As with our carbon credit projects, we are currently evaluating the renewable energy component of each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing.  We are also continuing to pursue and sign new projects with renewable energy potential.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the year ended September 30, 2010 were $6,192,000, as compared to $18,000 for the year ended September 30, 2009. The increase is primarily attributable to non-cash charges totalling $5,455,000 for stock options and warrants granted to employees in March 2010, project due diligence and implementation expenses of $131,000 relating chiefly to the preparation of project design documents for two of our projects, marketing expenses of $94,000 relating to website development and engagement of a public relations firm, as well as compensation and other expenses associated with the commencement of our GHG emission reduction activities in March 2010.  Legal expenses amounted to $120,000, as compared to $10,000 for year ended September 30, 2009.  The increase is attributable to expenses incurred in connection with the switch in business model from automotive website development to our current business.

Net Loss

As a result of the above, we incurred a net loss of $6,188,000 year period ended September 30, 2010, as compared to a net loss of $18,000 for the year ended September 30, 2009.  We anticipate losses in future periods.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Liquidity

As of September 30, 2010, we had cash of $355,000, compared to $12,000 as of September 30, 2009. As of September 30, 2010, we had a working capital of $261,000 compared to $5,000 as of September 30, 2009. Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to September 30, 2010 described below will not be sufficient to fund our planned operations during the next 12 months. In addition to requiring capital to fund our corporate activities, the capital needs of our project development activities will be significant and will likely require equity investment on our part. As a result, we are seeking to raise additional funds, any meaningful equity financing will likely result in significant dilution to our existing shareholders. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Capital Resources

As at September 30, 2010, we had no commitments for any capital expenditures.  Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2011.  We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions.  In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at September 30, 2010, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

The Company is seeking to operate largely in the developing world (such as, e.g., countries in Africa, Central Asia and Southeast Asia), making it susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment.  Currently, many of the countries in the developing world where we have projects have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect the Company's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or changes in U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data
Blue Sphere Corp.

CONSOLIDATED FINANCIAL STATEMENTS

AS of September 30, 2010

Blue Sphere Corp.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Sphere Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Blue Sphere Corp. and its subsidiary (a development stage company) as of September 30, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 2010 and for the period from May 17, 2007 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corp. and its subsidiary as of September 30, 2010 and  the results of their operations, stockholders' equity and  their cash flows for the year ended September 30, 2010 and for the period from May 17, 2007 (date of inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company has incurred recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1a. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
December 27, 2010

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30	September 30
	2010	2009

ASSETS

CURRENT ASSETS
Cash	355	12
Other current assets	24	1
Total Current Assets	379	13

PROPRERTY AND EQUIPMENT, NET	8	-
Total Assets	$387	$13

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	115	8
Related Parties	3	-
Total Current Liabilities	$118	$8

Stockholders’ Equity
Common shares, $0.001 par value; 1,750,000,000 shares authorized;	-	-
at September 30, 2010 and September 30, 2009, respectively
68,500,000 shares and 66,500,000 shares issued and outstanding
shares at September 30, 2010 and September 30, 2009, respectively	69	2
Additional paid in capital	6,452	67
Deficit accumulated during the development stage	(6,252)	(64)
Total Stockholders’ Equity	269	5

Total Liabilities and Stockholders' Equity	$387	$13

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(In thousands except share and per share data)

			For The Period from May 17, 2007 (Inception) to
	Year Ended September 30,		September 30
	2 0 1 0	2 0 0 9	2 0 0 9

OPERATING EXPENSES
General and administrative expenses*	6,192	18	6,256
Financial expenses (income), net	(4)	-	(4)
NET LOSS	$6,188	$18	$6,252

Net loss per common share – basic and diluted	$0.09	$0.00

Weighted average number of common shares outstanding during the period – basic and diluted	67,300,000	66,500,000

* For the year ended September 30, 2010 - includes $5,455 share-based compensation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
Statement of Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
	2 0 1 0	2 0 0 9	2 0 1 0	2 0 0 9	2 0 0 9

Common stock issued, July 17, 2007 (date of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55
Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)	-	-

Proceeds from common stock issued net of direct offering expenses	2,000,000	2	995	-	997

Share based compensation	-	-	5,455	-	5,455

Net loss for the year ended September 30, 2010	-	-	-	(6,188)	(6,188)

Balance, September 30, 2010	68,500,000	$69	$6,452	$(6,252)	$269

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In thousands except share and per share data)

	For the Year Ended September 30,		For the Period from July 17, 2007(Inception) to September 30,
	2 0 1 0	2 0 0 9	2 0 1 0
CASH FLOW – OPERATING ACTIVITIES

Net loss	$(6,188)	$(18)	$(6,252)
Adjustments required to reconcile net loss to net cash used in operating activities:

Share based compensation expenses	5,455	-	5,455
Decrease (increase) in other current assets	(23)	3	(24)
Increase (decrease) in accounts payables	107	4	115
Increase in related parties	3	-	3
Net cash used on operating activities	(646)	(11)	(703)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in property and Equipment	(8)	-	(8)
	(8)	-	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued for cash	997	-	1,066
Net cash provided by financing activities	997	-	1,066

Net increase (decrease) in cash	343	(11)	355

Cash - beginning of year/period	12	23	-

Cash - end of year/period	$355	$12	$355

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2010, the Company had approximately $355 thousand in cash, approximately $261 thousand in working capital, a stockholders’ equity of approximately $269 thousand and an accumulated deficit of approximately $6,252 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

b.	General

The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction, The Company seeks to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

The Company offers potential partners (owners of: landfills, coal mines, fertilizer factories, etc) a kind of turnkey operation in dealing with the emission reduction. The Company's service consists of:  executing the process needed in order to make the project eligible for carbon credits, choosing the most suitable technology to be applied, arranging for the financing, constructing and managing the project for its life. We operate primarily in countries from the former Soviet Union, China and the USA.

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S dollar (“$” or “dollar").

Most of the Company’s expenses are incurred in dollars. Most of the Company’s external financing is in dollars. The Company holds most of its cash and cash equivalents in dollars. Thus, the functional currency of the Company is the dollar.

Since the dollar is the primary currency in the economic environment in which the Company operates, monetary accounts maintained in currencies other than the dollar are re-measured using the representative foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of transaction. The effects of foreign currency re-measurement are reported in current operations (as “financial expenses - net) and have not been material to date.

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eastern Sphere, Ltd.
Inter-company balances and transactions have been eliminated upon consolidation.

e.	Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

f.	Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.
Computers, software and electronic equipment are depreciated over three years. Tools and equipment are depreciated over five years. Furniture is depreciated over fourteen years.

g.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates.

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Share-based payments

The Company accounts for awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures.

i.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2010, and 2009, does not include common share equivalents, since such inclusion would be anti-dilutive.

j.	Deferred income taxes

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

k.	Comprehensive loss

The Company has no component of comprehensive income loss other than net loss.

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Newly issued accounting pronouncements:

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

NOTE 2 -  RELATED PARTY TRANSACTIONS

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

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  -   SHARE CAPITAL:

Common shares

The Company's shares are traded on the Over-The-Counter Bulletin Board.

Common stock confers on its investors the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

On March 3, the Company issued on a Private Placement Subscription Agreement of 1,000,000 units at a price of $0.50 per unit each unit consisting of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.50 per share. The gross proceeds in the amount of $500,000 have been received.

On July 13, 2010 the Company issued on a Private Placement Subscription Agreement of 1,000,000 units at a price of $0.50 per unit each unit consisting of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. The gross proceeds in the amount of $500,000 have been received.

NOTE 4  -  STOCK OPTIONS:

The 2010 share option plan was established On March 3, 2010.

Options to Directors and Employees:

On March 3, 2010, the Board of Directors of the Company granted of 24,965,751 options to three officers of the Company, exercisable for two years at exercise prices of $0.001 per share, to be vested by the end of each three month from the date of employment agreement signed on May 14, 2010.

The fair value of the stock options grants was estimated using the Black-Schooled option valuation model that used the following assumptions:

%
Risk free interest	3.75%
Dividend yields	0
Volatility	177%
Expected term (in years)	2

The fair value of the options granted above using the Black-Scholes model is $0.75 per option.

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -   STOCK OPTIONS (continued):

A summary of the status of the stock options granted to employees and directors as of September 30, 2010, and changes during the year ended on those dates, is presented below:

	2010
		Weighted
	Number	average
	of	exercise
	options	price
		$

Options outstanding at beginning of year	-
Changes during the year:
Granted - at an exercise price above market price	24,965,751	0.001
Options outstanding at end of year	24,965,751	0.001
Options exercisable at end of year	7,281,677
Weighted average fair value of options granted during the year	$0.001

Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2010 were $5,455 thousand.

The following table presents summary information concerning the options outstanding as of September 30, 2010:

Weighted
		Average	Weighted	Aggregate intrinsic value (in thousands)
Range of		Remaining	average
exercise	Number	Contractual	exercise
prices	outstanding	Life	price
$		Years	$	$
0.001	24,965,751	1.33	0.001	8,214

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  STOCK OPTIONS (continued):

The following table presents summary information concerning the options exercisable as of September 30, 2010:

Weighted
		Average	Weighted	Aggregate
Range of		Remaining	average	intrinsic value (in thousands)
exercise	Number	Contractual	exercise
prices	exercisable	Life	price
$		Years	$	$
0.001	7,281,677	1.33	0.001	2,396

NOTE 5  -  INCOME TAXES:

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

The income of the company's Israeli subsidiary is taxed through 2010 at the rate of 25%. In July 2009, an amendment to the Income Tax Ordinance (No. 171) was passed by the "Knesset" (Israeli parliament), according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2011 - 24%, 2012 - 23%, 2013 - 22%, 2014 - 21%, 2015 - 20%, 2016 and thereafter - 18%.

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 and 2009 is as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forward	$225	$22
Valuation allowance	(225)	(22)
	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued):
U.S dollars in thousands
Valuation allowance, September 30, 2009	$22
Increase	203
Valuation allowance, September 30, 2010	$225

Carry forward losses of the Israeli subsidiary are approximately $320 thousand at September 30, 2010.

NOTE 6 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

September 30, 2010
Options:
Weighted average number, in thousands	24,966
Weighted average exercise price	$0.001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

☐
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

☐	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2010.  Our management is working on and expects to develop such controls during the three-month period ending March 30, 2011.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Eli Weinberg has been our Chairman of the Board of Directors since March 2010. Aside from his position with Blue Sphere, Mr. Weinberg is member of the board of three other private companies that are not related to Blue Sphere. Mr. Weinberg is an expert in the clean-tech sector and was Chairman of the environment desk at the Israeli Chamber of Commerce. Mr. Weinberg has managed several organizations, each a leader in its field. Previous positions include CEO of Delta Galil Europe, Managing Director of Delta Socks, CEO of Amnir Recycling Industries (the leading Israeli company in the environmental field), CEO of Tradetex International and CFO of Scitex Europe.

Shlomo Palas became our chief executive officer and director since March 3, 2010  Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. He was a senior consultant with Mitzuv, a leading management consulting firm. For the past four years, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China.  Mr. Palas has established the largest commercial algae farm in China together with one of China’s largest electrical utilities.  He has also developed and is operating a biodiesel production facility in China.

Shmuel Keshet became our chief operating officer on March 3, 2010.   Dr. Keshet is an expert in agriculture engineering, water usage, irrigation, agriculture, agricultural engineering and desalination. He has served as CEO and Managing Director of companies in Israel, Africa and Asia, Managing Director of Plassim Irrigation Systems, one of the leading companies in irrigation, and MD at Netafim Thailand and Dizingoff Ghana and Agridev, Agricultural Development Company (International) Ltd., all leaders in agricultural and water project development and implementation in developing countries. He has more than 30 years experience in project implementation in Africa and The Far East. He received his Doctorate degree in Water Resources and a B.Sc. degree in Agricultural Engineering majoring Soil & Water from the Technion, Israel Institute of Technology.

Alex Werber was appointed as Chief Financial Officer on March 18, 2010. Mr. Werber is Chief Financial Officer of Global Energy Inc. and Forum Tel Inc. Mr, Werber has worked as a financial services consultant where he has provided a wide range of outsourced financial services. In addition, since September 2000 till March 2007, Mr. Werber has served as the Audit Committee Chairman of the Board of Directors of Crow Technologies Ltd., a manufacturer of security products. From October 2001 to August 2002, Mr. Werber was the Chief Financial Officer of CTMotion Ltd. a developer and deplorer of mobile internet and location-based services. In addtion, Mr. Werber served as a business developer for Nokrom Technologies, which specializes in retain financial services, insurance and telecommunications sectors. From November 1996 to March 2000, Mr. Werber served as the Vice President of Finance for Vcon Telecommunications, a developer and manufacturer of video conferencing systems. Mr. Werber is a Certified Public Accountant and received his Bachelor of Arts in Economics and Accountancy from Tel Aviv University and did his post-graduate study in Accounting at Tel Aviv University.

Mark Radom became our chief carbon officer on October 25, 2010.  Mr. Radom has extensive experience in the carbon and renewable energy sector. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements. He advised aviation companies on the inclusion of aviation in the third phase of the EU ETS and was an executive of a European-based developer and integrator of carbon and ecological projects. Mr. Radom has experience in identifying and implementing promising industrial gas (N2O and SF6), methane (landfill, compost, coal mine, waste water and associated gas), fuel switch (from diesel to natural gas) and a range of renewable energy projects (wind, solar and biogas to energy).  Mr. Radom has assisted in the preparation of project design documents and has prepared complex projects for validation. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

	Position Held	Date First Elected or Appointed
Eli Weinberg	Chairman of the Board	March 3, 2010
Shlomo Palas	Chief Executive Officer	March 3, 2010
Shmuel Keshet	Chief Operating Officer	March 3, 2010
Alex Warber	Chief Financial Officer	March 18, 2010
Mark Radom	Chief Carbon Officer	October 25, 2010

Significant Employees

We do not currently have any other significant employees aside from the named executive officers (as defined under the caption “Executive Compensation” in Item 10 of this report).

Family Relationships

Not applicable.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees

The company does not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. The company's board of directors currently performs the functions of audit, nominating and compensation committees.

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended September 30, 2010:

Summary Compensation

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)

Shlomo Palas
CEO and Director(1)	2010	70,000	Nil	Nil	1,818,262	1	Nil	Nil	Nil	1,888,262

Alex Werber CFO	2010	12,000	Nil	Nil	Nil		Nil	Nil	Nil	12,000

Eli Weinberg Chairman of the Board	2010	70,000	Nil	Nil	1,818,262		Nil	Nil	Nil	1,888,262

Shmuel Keshet COO (1)	2010	70,000	Nil	Nil	1,818,262	1	Nil	Nil	Nil	1,888,262

(1)
On March 3, 2010 the date of employment, we granted to each of Mr. Palas,, Mr. Weinberg and Mr. Keshet 8,321,917 stock options each  exercisable at a par value, for two years period to be vested by the end of each three month from the date of employment agreement.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Shlomo Palas
CEO and Director	7,281,677	17,684,074	Nil	$0.001	May 13, 2012	Nil	Nil	Nil	Nil

Eli Weinberg
Chairman of the Board	7,281,677	17,684,074	Nil	$0.001	May 13, 2012	Nil	Nil	Nil	Nil

Smuel Keshet	7,281,677	17,684,074	Nil	$0.001	May 13, 2012	Nil	Nil	Nil	Nil
COO

On March 3, 2010, the Board of Directors authorized the adoption of a global share and option plan for the company (the “Global Share and Option Plan”).  Pursuant to the Global Share and Option Plan, current awardees of options under such plan are restricted from exercising such options until March 2012.

Option/ SAR Grants

Other than the option grants to Mssrs. Weinberg, Palas and Keshet, there were no grants of options or grant of restricted stock to executive officers or employees in 2010.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 2010.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2010.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of September 30, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Percentage
	Amount	of
	of Common Shares	Class (3)
Name and Address of Beneficial Owner
5% Shareholders
Rachmani, Amir NO 19 Shamai StJerusalem 91020 Israel (1)	31,450,000	31.8%
Directors and Executive Officers (2)
Eli Weinberg	10,130,315	10.2%
Shlomo Palas	10,130,315	10.2%
Shmuel Keshet	10,130,315	10.2%

All Directors and Executive Officers as a Group (5 Persons)		30.6%

(1)	Amir Rachmani holds shares on behalf of 17 unaffiliated investors.

(2)	Each of our directors and executive officers may be reached at 35 Asuta Street, Even Yehuda, Israel 40500.

(3)
Based on 68,500,000 shares of common stock outstanding as at September 30, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan Information

We have not established any global equity compensation plans.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13.  Certain Relationships, Related Transactions and Director Independence

There were no related party transactions, other than salaries and fees paid to officers of the Company.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal year ended September 30, 2010:

	2010
Audit Fees	$
Audit Related Fees		40,000
Tax Fees		3,750
Total Fees		43,750

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:  /s/Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date:  December 27, 2010

By:  /s/Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date:  December 27, 2010