Form 10-Q
period 2010-12-31
BLUE SPHERE CORP.
filed 2011-02-14
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of December 31, 2010, there were 68,500,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blue Sphere Corp.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands except share and per share data)

	As of December 31,	As of September 30,
	2 0 1 0	2 0 10
	Unaudited

ASSETS

CURRENT ASSETS
Cash	102	355
Other current assets	13	24
Total Current Assets	115	379

PROPRERTY AND EQUIPMENT, NET	8	8

Total Assets	$123	$387

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	92	115
Other accounts payables	4	3

Total Current Liabilities	$96	$118

Stockholders’ Deficit
Common shares, $0.001 par value; 1,750,000,000 shares authorized;	-	-
at December 31, 2010 and September 30, 2010, respectively
68,500,000 shares issued and outstanding
shares at December 31, 2010 and September 30, 2010, respectively	69	69
Additional paid in capital	8,790	6,452
Deficit accumulated during the development stage	(8,832)	(6,252)
Total Stockholders’ Equity	27	269

Total Liabilities and Stockholders' Equity	$123	$387

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(In thousands except share and per share data)

	Three Months Ended December 31,		For The Period from May 17, 2007 (Inception) to December 31
	2 0 1 0	2 0 0 9	2 0 10

OPERATING EXPENSES
General and administrative expenses*	2,581	2	8,837
Financial expenses (income), net	(1)	-	(5)
NET LOSS	$2,580	$2	$8,832

Net loss per common share – basic and diluted	$0.04	$0.00

Weighted average number of common shares outstanding during the period – basic and diluted	68,500,000	1,900,000

* For the three month periods ended December 31, 2010 - includes $2,338 in share-based compensation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
Statement of Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
	2 0 1 0	2 0 0 9	2 0 1 0	2 0 0 9	2 0 0 9

Common stock issued, July 17, 2007 (date of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55
Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)	-	-

Proceeds from common stock issued net of direct offering expenses	2,000,000	2	995	-	997

Share based compensation	-	-	5,455	-	5,455

Net loss for the year ended September 30, 2010	-	-	-	(6,188)	(6,188)
Balance, September 30, 2010	68,500,000	69	6,452	(6,252)	269

Share based compensation	-	-	2,338	-	2,338

Net loss for the year ended December 31, 2010	-	-	-	(2,580)	(2,580)
Balance, December 31, 2010	68,500,000	$69	$8,790	$(8,832)	$27

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Statements of Cash Flows
(In thousands except share and per share data)

	For the year Ended December 31,		For the period from July 17, 2007 (Inception) to
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,580)	$(2)	$(8,832)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation expenses	2,338		7,793
Decrease (increase) in other current assets	11	1	(13)
Increase in accounts payables	(23)		92
Increase Related Parties	1		4
Net Cash Used In Operating Activities	(253)	(1)	(956)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Increase in Property and Equipment	-		(8)
Net Cash Used In Investing Activities	-		(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-		-
Proceeds from stock issued for cash	-		1,066
Net Cash Provided By Financing Activities	-	-	1,066

Net increase (decrease) in cash	(253)	(1)	102

Cash - beginning of year/period	355	12	-

Cash - end of year/period	$102	$11	$102

(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 1	-	BASIS OF PRESENTATION

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

The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction, The Company seek to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

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

The accompanying unaudited interim consolidated financial statements as of December 31, 2010 and , have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

NOTE 4	-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2010, are applied consistently in these financial statements.

(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 5	-	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2010, the Company had approximately $102 thousand in cash, approximately $19 thousand in working capital, a stockholders’ equity of approximately $27 thousand and an accumulated deficit of approximately $8,832 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 6	-	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 7	-	RELATED PARTY TRANSACTIONS

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

(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 7	-	RELATED PARTY TRANSACTIONS (continued):

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

NOTE 8	-	STOCK OPTIONS:

The 2010 share option plan was established On March 3, 2010.

Options to Directors and Employees:

On March 3, 2010, the Board of Directors of the Company granted of 24,965,751 options to three officers of the Company, exercisable for two years at exercise prices of $0.001 per share, to be vested by the end of each three month from the date of employment agreement.

The fair value of the stock options grants was estimated using the Black-Schooled option valuation model that used the following assumptions:

%
Risk free interest	3.75%
Dividend yields	0
Volatility	177%
Expected term (in years)	2

The fair value of the options granted above using the Black-Scholes model is $0.75 per option.

NOTE 9	-	SUBSEQUENT EVENTS

On January 10, 2011 the Company issued 2,300,000 shares of common stock to Green Logic Ltd, a company organized and existing under the laws of the state of Israel, in exchange for the non-exclusive provision of fund-raising and promotional services for a period of two years. The Company also issued 1,000,000 additional shares of common stock, which are being held by the Company as treasury shares.

Forward Looking Statements
This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) uncertainties regarding the market for and value of carbon credits, including carbon credits associated with industrial gases, (iii) uncertainties regarding the market for and value of renewable energy in the countries where we have the opportunity to produce it, (iv) political and governmental risks associated with the foreign countries in which we operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required host country and United Nations approvals, (vi) the development stage of our business and (vii) our lack of operating history.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

General and administrative expenses

General and administrative expenses for the three-month period ended December 31, 2010 were $2,581,000 as compared to $2,000 for the three-month period ended December 31, 2009. The increase is attributable to non-cash charges totalling $2,338,000 for stock options granted to employees in March 2010 and the continuation of the emission reduction and renewable energy business activities initiated in March 2010.

Net Loss

As a result of the above, we incurred a net loss of $2,580,000 for the three-month period ended December 31, 2010, as compared to a net loss of $2,000 for the three-month period ended December 31, 2009.  We anticipate losses in future periods.

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

Liquidity

As at December 31, 2010, we had cash of $102,000 compared to $11,000 as of December 31, 2009. As at December 31, 2010, we had a working capital of $19,000 compared to $3,000 as of December 31, 2009. Management anticipates that existing cash resources will not be sufficient to fund our planned operations during the next 12 months. In addition to requiring capital to fund our corporate activities, the capital needs of our project development activities will be significant and will likely require equity investment on our part. As a result, we are seeking to raise additional funds, any meaningful equity financing will likely result in significant dilution to our existing shareholders. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Capital Resources

As of December 31, 2010, we had no commitments for any capital expenditures.  Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2011.  We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions.  In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at December 31, 2010, we had no off-balance sheet arrangements of any nature.

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

Subsequent Events.

On January 10, 2011 the Company issued 2,300,000 shares of common stock to Green Logic Ltd, a company organized and existing under the laws of the state of Israel, in exchange for the non-exclusive provision of fund-raising and promotional services for a period of two years. The Company also issued 1,000,000 additional shares of common stock, which are being held by the Company as treasury shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at December 31, 2010.  Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as at December 31, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission (“Treadway Commission Framework”). Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there was a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as at December 31, 2010.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report.

In February 2011, cognizant of our small size and limited resources, but in preparation for future growth, our management has adopted and commenced implementation of a comprehensive plan to institute effective internal controls within the meaning of the Treadway Commission Framework.   Amongst other things, the Company is instituting policies compliance with and executing on the various requirements of the Treadway Commission Framework and has already commenced a search for an external director with internal control expertise.  Consequently, we believe that, during our second fiscal quarter in 2011, we will successfully put in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and will be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.

No.	Description
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: February 14, 2011

By:	/s/ Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 14, 2011