Form 10-K/A
period 2010-09-30
BLUE SPHERE CORP.
filed 2011-03-09
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Exchange Act of 1934:  Common

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

 Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934.

Yes ☒ No ☐

The registrant is a voluntary filer and, as such, is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.  Consequently, the level of the registrant’s disclosure may vary from what is required of a mandatory reporting company.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

As a project integrator, we seek to partner with owners of landfills, livestock and other animal farms, coal mines, fertilizer factories, heavy industrial concerns and other high volume GHG producers to reduce their level of GHG emissions. Our comprehensive service solution consists of managing the entire process of obtaining eligibility for and receiving carbon credits, selecting the most suitable technology to be applied, arranging project financing, constructing and equipping the project and managing the project for the duration of its revenue-producing life. We are currently focusing on ten projects for which we have signed agreements with the facility owners and which are in various stages of early development. Each of these projects are dependent upon, and will require, an infusion of significant capital, a portion of which, subject to our obtaining additional financing, we anticipate being required to contribute directly.  We anticipate a lead-time of at least six to twelve months from funding before any project becomes operational for emissions reduction or renewable energy generation. For carbon credit projects without any renewable energy component, we anticipate a lead-time of another twelve to twenty four months before we receive any revenue (although such revenue may be back-dated to the date on which the project became operational).  For renewable energy projects, we anticipate receipt of revenue as soon as such projects become operational.  Our interest in any particular project will vary depending on a variety of factors.  Set forth below is a list of the ten projects for which signed agreements:

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

On April 8, 2010, we appointed Alex Werber as our Chief Financial Officer.  Mr.Werber serves on a part-time basis. On March 3, 2010, Messrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned.  On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer.  Mr. Radom serves in this capacity on a full-time basis.  We have four full-time employees, our non-executive chairman (who is not an officer of the Company, but has an employment agreement nonetheless), our chief executive officer, our chief operating officer and our chief carbon officer, and four part-time employees – our chief financial officer, an office manager, a book-keeper and a representative in China, who assists us in identifying projects in China.  We have employment agreements with non-executive chairman, our chief executive officer and our chief operating officer and a services agreement with our chief financial officer.  We have no other employment or similar agreements with any of our employees.

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

Material Features of our Concessions (i.e., Rights to Perform Our Projects)

Although we can offer no assurances going forward, to-date, we have structured each of the above-listed projects as a binding option in our favor with our counter-parties granting us rights to implement and participate in such projects subject to our right to suspend performance and/or terminate such agreements, in each case, without prejudice, if at any time, in our reasonable judgement, continuing performance of our obligations becomes economically unattractive.

We have also negotiated control over the implementation of and revenue participations in all of our projects for the entire revenue earning life of such projects.  Under the rules of the Kyoto Protocol, the maximum revenue earning life from receipt of carbon credits is 21 years.  Renewable energy generation and sales are separate from the Kyoto Protocol and may be continued indefinitely.  Accordingly, we anticipate exercising control over and participating in such projects for so long as it remains profitable or beneficial for us to do so.

Competition

There are a number of other companies operating in the carbon credit and renewable energy space.  Such companies range from service or equipment providers, to consultants and managers and to buyers and/or investors.  In contradistinction to the standard market approach in this space (i.e., being a service or equipment provider, a consultant or manager or a buyer or investor), and as referred to above, we seek to provide a one-stop shop, turn-key solution to project owners.  In other words, our business model is to initiate, finance, develop and manage all aspects of project implementation and sales of the project’s carbon credits and/or alternative energy starting from identifying the opportunity and ending with terminating the project’s operations after its revenue-earning life is over (if at all).  We believe that this one-stop shop approach is attractive to project owners and will differentiate us in a positive manner from our competition.

Government Approval

Each of the projects we have signed to-date requires the approval of the relevant governments.  We have received all applicable government approvals in respect of our Uzbekistan landfill/compost project.  We have applied for government approvals in respect of our Ghanaian projects and expect to receive such approvals by the end of the second calendar quarter of 2011.  We expect to apply for approvals for the balance of our non-Kazakhstan projects in calendar 2011 and for our Kazakhstan projects as soon as Kazakhstan becomes eligible to issue carbon credits, which is expected in 2012.  We can offer no assurances that we will receive any approvals, which are still outstanding.

Effect of Existing or Probable Government Regulations on Our Business

Our projects are located in jurisdictions in which there are no government regulations materially affecting our business.  We are not aware of any probable or proposed governmental regulations that, if enacted, will have a material impact on our business.

Costs and Effects of Compliance with Environmental Laws

We are aware of no costs or effects of compliance with environmental laws with respect to our business except for our Ghanaian projects where an environmental impact assessment (“EIA”) is a requirement to receive government approval.  We expect to perform an EIA for each of our Ghanaian projects as part of the preparation of materials we will submit to the United Nations in order to receive carbon credits.  We expect each EIA to cost between $10,000 and $20,000.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

 OTC Bulletin Board (1)

Quarter Ended	High	Low
September 30, 2010	$0.47	$0.28
June 30, 2010	$1.15	$0.25
March 31, 2010	$1.23	$1.11
December 31, 2009	no trades in our stock
September 30, 2009	no trades in our stock
June 30, 2009	no trades in our stock
March 31, 2009	no trades in our stock
December 31, 2008	no trades in our stock

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Seven of our 10 projects are landfill gas projects, of which six have compost and renewable energy possibilities.  One of our projects is a manure-to-energy project.  The remaining two of our projects involve the destruction of nitrous oxide from nitric acid production at fertilizer plants.  With the exception of one project, we are responsible for investing 100% of the project cost and managing the implementation of each project.  Each of the landfill gas projects is expected to cost between $1,500,000 to $3,000,000 for the landfill and/or compost components and another $1,500,000 to $3,000,000 for renewable energy generation.  The manure to energy project is expected to cost us between $16,000,000 and $17,000,000 with the balance (i.e., $12,000,000 to $13,000,000) of the project cost being borne by our counter-party.  The nitrous oxide abatement projects are expected to cost up to $10,000,000 to $12,000,000.  We expect to have more precise estimates after we obtain financing for these projects and conduct more detailed engineering studies of such projects.

In exchange for paying 100% of and managing each project’s implementation, we will have the right to participate in revenue receipt from each project for so long as it produces revenue.  Carbon credit projects receive revenue for up to 21 years.  Renewable energy projects receive revenue for so long as power is produced and sold, which can continue indefinitely so long as there is a reliable source of biomass to generate such power.  We expect to receive adequate biomass volumes for power generation for a minimum of 21 years.  We will seek to extend this supply when the initial term is close to expiring.

In all but one case, we have structured our project rights such that we will receive all revenue until we have been fully reimbursed for our investment and then we share the net profits with the other project participants in an increasing amount as time goes on.  In one of our landfill projects in Ghana, we will receive 89.5% of the revenue until full reimbursement after which we will share the net profits with the other project participants in an increasing amount as time goes on.  In any case, once there is project revenue, which from carbon credits should be approximately two years after the project becomes operational and from renewable energy as soon as power is produced (which we estimate to be one year after full financing for the energy component has been secured), all future expenses relating to our projects will be paid for out of project revenue.

One of our landfill projects and one of our nitrous oxide abatement projects is in Kazakhstan, which is not yet eligible under the rules of the Kyoto Protocol to issue carbon credits.  It is expected, but not certain, that Kazakhstan will become eligible to issue carbon credits in 2012.  In such case, the timing of both our investment and revenue receipt will be delayed a minimum of one year.

We estimate revenue based on today’s price per carbon credit (in each case in Euros and subject to change as the market price per carbon credit fluctuates) from our carbon credit projects as follows:

•	landfill gas projects: from 500,000 to 1,500,000 per annum
•	manure-to-energy project: 900,000 per annum
•	nitrous oxide abatement projects: 6,000,000 to 8,000,000 per annum

We estimate that, assuming we obtain financing for our projects in 2011, we will receive the first carbon credit revenue in 2013.

We estimate revenue based on today’s prices per unit of renewable energy (in each case translated into U.S. dollars from local currencies and subject to change as the tariff per unit of energy changes) from our renewable energy projects as follows:

•	renewable energy from landfill projects: from 750,000 to 1,000,000 per annum
•	manure-to-energy project: 2,900,000 per annum

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

Liquidity

As of September 30, 2010, we had cash of $355,000, compared to $12,000 as of September 30, 2009. As of September 30, 2010, we had a working capital of $261,000 compared to $5,000 as of September 30, 2009. Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to September 30, 2010 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months.  This does not include amounts we will have to invest in the implementation of our projects.  Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects.  There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

In addition to requiring capital to fund our corporate activities, the capital needs of our project development activities will be significant and will likely require equity investment on our part. As a result, we are seeking to raise additional funds and any meaningful equity financing will likely result in significant dilution to our existing shareholders. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Eli Weinberg has been our Chairman of the Board of Directors since March 2010. Aside from his position with Blue Sphere, Mr. Weinberg is member of the board of three other private companies that are not related to Blue Sphere, including Green Biofuels Holdings Ltd., Liraz and Wapis Business Development Ltd.. Mr. Weinberg is an expert in the clean-tech sector and was Chairman of the environment desk at the Israeli Chamber of Commerce. Mr. Weinberg has managed several organizations, each a leader in its field. Previous positions include CEO of Delta Galil Europe, Managing Director of Delta Socks, CEO of Amnir Recycling Industries (the leading Israeli company in the environmental field), CEO of Tradetex International and CFO of Scitex Europe. Mr. Weinberg has established the largest commercial algae farm in China together with one of China’s largest electrical utilities.  He has also developed and is operating a biodiesel production facility in China.

Shlomo Palas became our chief executive officer and director since March 3, 2010. Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. He was a senior consultant with Mitzuv, a leading management consulting firm. For the past four years, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China.  Mr. Palas served as chief executive officer of Becco Biofuels China Ltd., which was a company active in the biofuel industry.  Mr. Palas has established the largest commercial algae farm in China together with one of China’s largest electrical utilities.  He has also developed and is operating a biodiesel production facility in China.

Shmuel Keshet became our chief operating officer on March 3, 2010.   Dr. Keshet is an expert in agriculture engineering, water usage, irrigation, agriculture, agricultural engineering and desalination. He has served as CEO and Managing Director of companies in Israel, Africa and Asia, Managing Director of Plassim Irrigation Systems, one of the leading companies in irrigation, and managing director at Netafim Thailand and Dizingoff Ghana and Agridev, Agricultural Development Company (International) Ltd., all leaders in agricultural and water project development and implementation in developing countries. He has also served as director of Harvest Dragon Ltd. Hong Kong and Green Biofuels Holdings, Ltd. (Israel) and general manager and director of Harvest Dragon Tianjin China.  He has more than 30 years experience in project implementation in Africa and The Far East. He received his Doctorate degree in Water Resources and a B.Sc. degree in Agricultural Engineering majoring Soil & Water from the Technion, Israel Institute of Technology. Mr. Keshet has established the largest commercial algae farm in China together with one of China’s largest electrical utilities.  He has also developed and is operating a biodiesel production facility in China.

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

Each of Mssrs. Weinberg, Palas and Keshet is contractually obligated to devote no less than 75% of their respective time toward the development of the Company.  In practice, and since Bluesphere is a new company, Mssrs. Weinberg, Palas and Keshet are devoting substantially all of their time to Bluesphere.  Their other business ventures are mature (as opposed to Bluesphere) and are run on a day-to-day basis by local managers and employees and, thus, do not require material amounts of time on the part of Mssrs. Weinberg, Palas and Keshet.

Significant Employees

We do not currently have any other significant employees aside from the named executive officers (as defined under the caption “Executive Compensation” in Item 10 of this report).

Family Relationships

Not applicable.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Shlomo Palas
CEO and Director	7,281,677	17,684,074	Nil	$0.001	May 13, 2012	Nil	Nil	Nil	Nil

Eli Weinberg
Chairman of the Board	7,281,677	17,684,074	Nil	$0.001	May 13, 2012	Nil	Nil	Nil	Nil

Smuel Keshet COO	7,281,677	17,684,074	Nil	$0.001	May 13, 2012	Nil	Nil	Nil	Nil

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

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal year ended September 30, 2010:

	2010
Audit Fees	$
Audit Related Fees		40,000
Tax Fees		3,750
Total Fees		43,750

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
3.1	Articles of Incorporation
3.2	Articles of Merger
3.3	Certificate of Change
10.1	Carbon Credit Project Contract Acquisition Agreement
10.2	Termination Agreement
10.3	Global Share Incentive Plan (2010)
10.4	Eil Weinberg Employment Agreement
10.5	Shomo Palas Employment Agreement
10.6	Shmuel Keshet Employment Agreement
10.7	Alex Werber Services Agreement
10.8	Amendment to Eli Weinberg Employment Agreement
10.9	Amendment to Shlomo Palas Employment Agreement
10.10	Amendment to Shmuel Keshet Employment Agreement
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:   /s/ Eli Weinberg
Chairman of the Board of Directors
(Director)
Date:  March 9, 2011

By:  /s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date:  March 9, 2011

By:   /s/ Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date:  March 9, 2011