Form 10-K/A
period 2010-09-30
BLUE SPHERE CORP.
filed 2011-04-21
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ FORM 10-K/A

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

Yes ☐    No ☒

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
Date:  April 21, 2011

By: /s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date:  April 21, 2011

By: /s/ Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date:  April 21, 2011