Form 10-Q
period 2011-03-31
BLUE SPHERE CORP.
filed 2011-05-19
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As at March 31, 2011, there were 73,433,333 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blue Sphere Corp.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

Blue Sphere Corp.
(A Development Stage Company)
 Consolidated Balance Sheets
(In thousands except share and per share data)

	As of March 31,	As of September 30,
	2 0 1 1	2 0 10
	Unaudited
ASSETS

CURRENT ASSETS
Cash	66	355
Other current assets	100	24
Total Current Assets	166	379

PROPRERTY AND EQUIPMENT, NET	9	8

Total Assets	$175	$387
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	160	115
Other accounts payables	-	3

Total Current Liabilities	$160	$118

Stockholders’ Deficit
Common shares, $0.001 par value; 1,750,000,000 shares authorized	-	-
at March 31, 2011 and September 30, 2010,
73,300,000 shares and 66,500,000 issued and outstanding
at March 31, 2011 and September 30, 2010, respectively	75	69
Additional paid in capital	13,667	6,452
Deficit accumulated during the development stage	(13,727)	(6,252)
Total Stockholders’ Equity	15	269

Total Liabilities and Stockholders' Equity	$175	$387

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
 Consolidated Statements of Operations
(In thousands except share and per share data)

	Six Months Ended March 31,		Three Months Ended March 31,		For The Period form May 17, 2007 (Inception) to March 31
	2011	2010	2011	2010	2011

OPERATING EXPENSES
General and administrative expenses*	$7,474	$925	$4,893	$923	$13,730
Financial expenses (income), net	1	1	2	1	(3)
NET LOSS	7,475	926	4,895	924	13,727

Net loss per common share – basic and diluted	$0.11	$0.01	$0.07	$0.01

Weighted average number of common shares outstanding during the period – basic and diluted	69,950,549	66,653,846	73,433,333	66,811,111

* In the six and three month period ended March 31, 2011 and March 31, 2010 - includes $4,676 and $780 thousands share-based compensation respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
Statement of Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
Common stock issued, July 17, 2007 (date of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55
Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)	-	-

Proceeds from common stock issued net of direct offering expenses	2,000,000	2	995	-	997

Share based compensation	-	-	5,455	-	5,455

Net loss for the year ended September 30, 2010	-	-	-	(6,188)	(6,188)
Balance, September 30, 2010	68,500,000	69	6,452	(6,252)	269

Share based compensation	-	-	4,676	-	4,676
Issuance of common stock	471,948	1	198		199
Common stock issued for services	4,328,052	5	2,341		2,346

Net loss for the period ended March 31, 2011	-	-	-	(7,475)	(7,475)
Balance, March 31, 2011	73,300,000	$75	$13,667	$(13,727)	$15
The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Statements of Cash Flows
(In thousands except share and per share data)

	For the period Ended March 31,		For the period from July 17, 2007 (Inception) to
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,475)	$(926)	$(13,727)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation expenses	4,676	780	10,131
Issuance of shares for services	2,346		2,346
Receivables on account of shares	99		99
(Increase) in other current assets	(76)	(3)	(100)
Increase in accounts payables	45	32	160
Increase (decrease) other in accounts payables	(3)	46	-
Net Cash Used In Operating Activities	(388)	(71)	(1,091)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Increase in Property and Equipment	(1)	-	(9)
Net Cash Used In Investing Activities	(1)	-	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued for cash	100	497	1,166
Net Cash Provided By Financing Activities	100	497	1,166

Net increase (decrease) in cash	(289)	426	66

Cash - beginning of year/period	355	12	-

Cash - end of year/period	$66	$438	$66

Blue Sphere Corp.
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

The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction, .The Company seek to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

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

On January 10, 2011 the Company issued and delivered 2,300,000 shares of common stock to Green Logic Ltd. (“GL”), a company organized and existing under the laws of the state of Israel, in exchange for the non-exclusive provision of fund-raising and promotional services.  The Company also issued 1,000,000 additional shares of common stock to be delivered to GL subject to the satisfaction of certain subsequent conditions.  GL failed to fulfill such conditions.  Consequently the Company never delivered such shares to GL and is currently holding a certificate representing such 1,000,000 shares in GL’s name.  The Company will cancel such shares in its third fiscal quarter of 2011.

In March 2011, the Company received from GL the rights to market and distribute in Europe a water heating technology based on magnetic induction and NIS 345,000 (out of a total monetary consideration of NIS 690,000) in exchange for 2,500,000 shares of common stock to be delivered to GL after receipt of the balance of the amount owing to it – i.e., NIS 345,000.  On May 9, 2011, the Company received an additional NIS 345,000 in post-dated checks from GL, which represented the remaining outstanding monetary balance owing to the Company.  The Company delivered such 2,500,000 shares to GL on May 17, 2011 on the condition that such shares can be cancelled by the Company if such checks do not clear on the dates they are deposited.  The Company has negotiated, but not signed, an agreement in respect of such transaction with GL.  GL has signed such agreement.  The Company intends to sign such agreement after the last check clears, which is expected to be prior to June 30, 2011.

NOTE 3      -      INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and , have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

NOTE 4       -     SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2010, are applied consistently in these financial statements.

Blue Sphere Corp.
(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 5       -     SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2010, are applied consistently in these financial statements.

NOTE 6       -     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2011, the Company had approximately $66 thousand in cash, approximately $6 thousand in working capital, a stockholders’ equity of approximately $15 thousand and an accumulated deficit of approximately $13,727 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7       -     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The new standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

NOTE 8       -     RELATED PARTY TRANSACTIONS

On March 3, 2010, the Company entered into employment agreements with Eliezer Weinberg the Company Chairman of the Board, Shlomo Palas the Company’s CEO and Shmuel Keshet the

Company’s COO for a term of two years. The officers receive monthly remuneration at a gross rate of USD$10,000. The remuneration will increase to a gross monthly rate of USD$15,000 upon the completion of outsourced technical project reports (“PDDs”) for two projects. Each officer was granted stock options to acquire 8,321,917 or nine percent (9%) of common stock in the capital of the Company, exercisable at a par value (see note 9).

NOTE 8       -     RELATED PARTY TRANSACTIONS (continued):

The officers and directors of the Company are  involved in other business activities and may,  in the future, become involved  in other  business opportunities that become available.

NOTE 9       -     STOCK OPTIONS:

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

On April 8, 2010, we appointed Alex Werber as our Chief Financial Officer.  Mr. Werber serves on a part-time basis. On March 3, 2010, Messrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned.  On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer.  Mr. Radom serves in this capacity on a full-time basis.

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

General and administrative expenses

General and administrative expenses for the six-month period ended March 31, 2011 were $7,474,000 as compared to $925,000 for the six-month period ended March 31, 2010. The increase is mainly attributable to an increase in share-based compensation amounting to $4,676,000 in the six month period ended March 31, 2011 compared to $780,000 in the six month period ended March 31, 2010 and to expenses related to fund-raising and promotional services provided by Green Logic Ltd in the amount of $2,342,000 in the six month period ended March 31, 2011.

Net Loss

As a result of the above, we incurred a net loss of $7,475,000 for the six-month period ended March 31, 2011, as compared to a net loss of $926,000 for the six-month period ended March 31, 2010.  We anticipate losses in future periods.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements.

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2010, are applied consistently in these financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The new standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this standard did have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Liquidity

As at March 31, 2011, we had cash of $66,000 compared to $438,000 as at March 31, 2010. As at March 31, 2011, we had working capital of $6,000 compared to $356,000 as at March 31, 2010.  We also had as at March 31, 2011 stockholders’ equity of approximately $15,000 and an accumulated deficit of approximately $13,727,000. Management anticipates that existing cash resources will not be sufficient to fund our planned operations during the next 12 months. In addition to requiring capital to fund our corporate activities, the capital needs of our project development activities will be significant and will likely require equity investment on our part. As a result, we are seeking to raise additional funds, any meaningful equity financing will likely result in significant dilution to our existing shareholders. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Capital Resources

As at March 31, 2011, we had no commitments for any capital expenditures.  Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2011.  We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions.  In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at March 31, 2011, we had no off-balance sheet arrangements of any nature.

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

Subsequent Events

During the three-month period ended March 31, 2011, we signed two non-binding term sheets with respect to the implementation of renewable energy projects at one site in Canada, two sites in Cyprus and one site in Greece.  We are in the process of performing due diligence on such projects and, if we are satisfied, we will have the option, but not the obligation, of negotiating and entering into definitive agreements for the implementation of such projects.

On April 27, 2011, we signed a non-binding term sheet to implement renewable energy projects at five diaries in the United States.  We are in the process of performing due diligence on such projects and, if we are satisfied, we will have the option, but not the obligation, of negotiating and entering into definitive agreements for the implementation of such projects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at March 31, 2011.  Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

●
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as at December 31, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission (“Treadway Commission Framework”). Management’s evaluation concluded that there were no material weaknesses with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at March 31, 2011.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report.

On March 31, 2011, we appointed Mark Radom our internal control officer and finalized and adopted an internal control plan and policy for the Company going forward.  We are now searching for a candidate with internal control experience for non-executive director.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2011 the Company issued and delivered 2,300,000 shares of common stock to Green Logic Ltd. (“GL”), a company organized and existing under the laws of the state of Israel, in exchange for the non-exclusive provision of fund-raising and promotional services.  The Company also issued 1,000,000 additional shares of common stock to be delivered to GL subject to the satisfaction of certain conditions subsequent.  GL failed to fulfill such conditions subsequent.  Consequently the Company never delivered such shares to GL and is currently holding a certificate representing such 1,000,000 shares in GL’s name.  The Company intends to cancel such shares in its third fiscal quarter of 2011.

In March 2011, the Company received from GL the rights to market and distribute in Europe a water heating technology based on magnetic induction and NIS 345,000 (out of a total monetary consideration of NIS 690,000) in checks in exchange for 2,500,000 shares of common stock to be delivered to GL after receipt of the balance of the amount owing to it – i.e., NIS 345,000.  On May 9, 2011, the Company received an additional NIS 345,000 in post-dated checks from GL, which represented the remaining outstanding monetary balance owing to the Company.  The Company delivered such 2,500,000 shares to GL on May 17, 2011 on the condition that such shares can be cancelled by the Company if such checks do not clear on the dates they are deposited.  The Company has negotiated, but not signed, an agreement in respect of such transaction with GL.  GL has signed such agreement.  The Company intends to sign such agreement after the last check clears, which is expected to be prior to June 30, 2011.

The Company issued 2,500,000 shares in March 2011 and is currently holding a stock certificate in such amount in the name of GL.

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
Date:  May 19, 2011

By:   /s/ Alex Werber
        Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date:  May 19, 2011