Form 10-Q
period 2011-06-30
BLUE SPHERE CORP.
filed 2011-08-15
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File No.  333-147716

Blue Sphere Corp
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Asuta Street, Even Yehuda, Israel 40500
(Address of principal executive offices) (zip code)

+972-9-8917438

(Former name, former address and former fiscal year, if changed since last report)
(Registrant’s telephone number, including area code)

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As at August 11, 2011, there were 118,608,333 shares of common stock, par value $0.001 per share, issued and outstanding.

Blue Sphere Corp

FORM 10-Q

For the quarterly period ended June 30, 2011

TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Consolidated Interim Financial Statements	1

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Statement of Stockholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

1. Basis of Presentation	6

2. General	6

3. Interim Financial Statements	6

4. Significant Accounting Policies	6

5. Going Concern	7

6. Recently Adopted and Recently Issued Accounting Pronouncements	7

7. Related Party Transactions	7

8. Stock Options	8

9. Subsequent Events	8

FORWARD LOOKING STATEMENTS	9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES.	13

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	14

ITEM 6. EXHIBITS	15

SIGNATURES	16

EXHIBIT 31.1.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Blue Sphere Corp.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF June 30, 2011

Blue Sphere Corp.
(A Development Stage Company)
 Consolidated Balance Sheets
(In thousands except share and per share data)

	As of June 30,	As of September 30,
	2011	2010
	Unaudited
ASSETS

CURRENT ASSETS
Cash	27	355
Other current assets	11	24
Total Current Assets	38	379

PROPRERTY AND EQUIPMENT, NET	9	8

Total Assets	$47	$387

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	200	115
Other accounts payables	-	3

Total Current Liabilities	$200	$118

Stockholders’ Deficit
Common shares, $0.001 par value; 1,750,000,000 shares authorized	-	-
On June 30, 2011 and September 30, 2010, 73,300,000 shares and 66,500,000 issued and outstanding at June 30, 2011 and September 30, 2010, respectively	75	69
Additional paid in capital	16,230	6,452
Deficit accumulated during the development stage	(16,458)	(6,252)

Total Stockholders’ Equity	(153)	269

Total Liabilities and Stockholders' Equity	$47	$387

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
 Consolidated Statements of Operations
(In thousands except share and per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,		For The Period form May 17, 2007 (Inception) to June 30
	2011	2010	2011	2010	2011

OPERATING EXPENSES
General and administrative expenses*	$10,204	$3,554	$2,730	$2,629	$16,460
Financial expenses (income), net	2	5	1	4	(2)
NET LOSS	10,206	3,559	2,731	2,633	16,458

Net loss per common share – basic and diluted	$0.14	$0.05	$0.04	$0.04

Weighted average number of common shares outstanding during the period – basic and diluted	71,067,033	66,935,897	72,371,823	66,500,000

* In the Nine month period ended June 30, 2011 and June 30, 2010 - includes $7,013 and $3,117 thousands share-based compensation respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
Statement of Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity
Common stock issued, July 17, 2007 (date of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55
Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)	-	-

Proceeds from common stock issued net of direct offering expenses	2,000,000	2	995	-	997

Share based compensation	-	-	5,455	-	5,455

Net loss for the year ended September 30, 2010	-	-	-	(6,188)	(6,188)
Balance, September 30, 2010	68,500,000	69	6,452	(6,252)	269

Share based compensation	-	-	7,013	-	7,013
Issuance of common stock	471,948	1	198		199
Common stock issued for services	4,328,052	5	2,567		2,572

Net loss for the period ended June 30, 2011	-	-	-	(10,206)	(10,206)
Balance, June 30, 2011	73,300,000	$75	$16,230	$(16,458)	$(153)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Statements of Cash Flows
(In thousands except share and per share data)

	For the period Ended June 30,		For the period from July 17, 2007 (Inception) to
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,206)	$(3,559)	$(16,458)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation expenses	7,013	3,117	12,468
Issuance of shares for services	2,572		2572

(Increase) in other current assets	13	(22)	(11)
Increase in accounts payables	85	7	200
Increase (decrease) other in accounts payables	(3)	85	-

Net Cash Used In Operating Activities	(526)	(372)	(1,299)

CASH FLOWS USED FROM INVESTING ACTIVITIES

Increase in Property and Equipment	(1)	-	(9)
Net Cash Used In Investing Activities	(1)	-	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued for cash	199	497	1,265
Net Cash Provided By Financing Activities	199	497	1,265

Net increase (decrease) in cash	(328)	125	27

Cash - beginning of year/period	355	12	-

Cash - end of year/period	$27	$137	$27

(DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE1 -         BASIS OF PRESENTATION

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

In March 2011, the Company entered to an agreement with Green Logic Ltd. (“GL”) in which for consideration 2,500,000 common stock of the Company it will receive an amount of NIS 690,000 which will be paid to the Company in two instalments and the rights to market and distribute in Europe a water heating technology based on magnetic induction.   As of June 30, 2011 the Company received NIS 345,000 and the second instalment in the amount of NIS 345,000 was received on May 9, 2011. The Company issued 2,500,000 shares in March 2011 and is currently holding a stock certificate in such amount in the name of GL.

NOTE 3 -        INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

NOTE 4 -        SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2010, are applied consistently in these financial statements.

NOTE 5 -        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2011, the Company had approximately $27,000 in cash, approximately $162,000 in negative working capital, a negative stockholders’ equity of approximately $153,000 and an accumulated deficit of approximately $16,458,000. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Percent %
Risk free interest	3.75%
Dividend yields	0
Volatility	177%
Expected term (in years)	2

The fair value of the options granted above using the Black-Scholes model is $0.75 per option.

NOTE 9 -        SUBSEQUENT EVENTS:

On July 10, 2011 the Company signed a joint venture agreement with BPure Environmental Improvement Group, Ltd. (“BPure”), an experienced project management Israeli company specializing in green development projects, to finance the entire capital and manage the equipment, procurement and construction work required to implement two (2) or our landfill projects in Ghana, Africa:  (i) the Oti Sanitary Landfill in Kumasi and (ii) the Oblogo/Mallam Waste Disposal Site in Accra.  Under the terms of the agreement, we will open a special purpose company to implement the projects of which we shall be equal owners, but BPure will be entitled to recoup 100% of its investment before the Company will be entitled to any dividends or distributions.

On July 28, 2011 the Company Board of Directors (BOD) decided to issue shares to the following officers and BOD members:

1 – Mr. Mr. Mark Radom who serves as a Chief Carbon Officer has been granted an aggregate amount of 4,500,000 Shares.  All such Shares shall be held in escrow by the Corporation’s corporate counsel for a period of 24 months held in escrow, pursuant to the terms of the Amended Employment Agreement

2 – Mr. Roy Amizur the Company new Executive Vice President for marketing has been granted as part of his compensation an amount of 12,500,00 Shares in accordance with the terms of the Amizur Employment Agreement, such Shares to be restricted for a period of 24 months and held in Escrow.

3 - The Company granted to Mr. Shlomi Palas the Company CEO an aggregate of 4,200,000 ordinary shares of the Corporation’s common stock restricted for 24 months.

4 - The Company granted to Mr. Eli Weinberg the Company chairman an aggregate of 4,200,000 ordinary shares of the Corporation’s common stock restricted for 24 month.

5 - The Company ratified the agreement dated June 9, 2011 in which the Company will grant to the Legal consul 1,500,000 Shares.

6 – The Company granted to the following Messes. Shlomo Palas, Eli Weinberg and Roy Amizur 5,000,000 shares each. And 4,075,000 for to Mr. Barkats and Ms. Abramovitz at JSBarkats Pllc. The Company filed a Registration Statement on Form S-8 on August 9, 2011 with respect these Shares.

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

On April 8, 2010, we appointed Alex Werber as our Chief Financial Officer.  Mr. Werber serves on a part-time basis. On March 3, 2010, Messrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned.  On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer.  Mr. Radom serves in this capacity on a full-time basis. In July 2011 we also appointed Roy Amizur as our Executive Vice President responsible for marketing.

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

During the three-month period ended June 30, 2011, we signed two non-binding term sheets with respect to the implementation of renewable energy projects at one site in Canada, two sites in Cyprus and one site in Greece.  We are in the process of performing due diligence on such projects and, if we are satisfied, we will have the option, but not the obligation, of negotiating and entering into definitive agreements for the implementation of such projects.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the nine-month period ended June 30, 2011 were $10,204,000 as compared to $3,554,000 for the nine-month period ended June 30, 2010. The increase is mainly attributable to an increase in share-based compensation amounting to $7,013,000 in the nine month period ended June 30, 2011 compared to $3,117,000 in the nine month period ended June 30, 2010.

Net Loss

As a result of the above, we incurred a net loss of $10,206,000 for the nine-month period ended June 30, 2011, as compared to a net loss of $3,559,000 for the nine month period ended June 30, 2010.  We anticipate losses in future periods.

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

Liquidity

As at June 30, 2011, we had cash of $27,000 compared to $137,000 as at June 30, 2010. As at June 30, 2011, we had a negative working capital of $162,000 compared to a positive working capital $60,000 as at June 30, 2010.  We also had as at June 30, 2011 stockholders’ equity deficit of approximately $153,000 and an accumulated deficit of approximately $16,458,000. Management anticipates that existing cash resources will not be sufficient to fund our planned operations during the next 12 months. In addition to requiring capital to fund our corporate activities, the capital needs of our project development activities will be significant and will likely require equity investment on our part. As a result, we are seeking to raise additional funds, any meaningful equity financing will likely result in significant dilution to our existing shareholders. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Capital Resources

As at June 30, 2011, we had no commitments for any capital expenditures.  Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2011.  We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions.  In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at June 30, 2011, we had no off-balance sheet arrangements of any nature.

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

Subsequent Events

On July 10, 2011 we signed a joint venture agreement with BPure Environmental Improvement Group, Ltd. (“BPure”), an experienced project management Israeli company specializing in green development projects, to finance the entire capital and manage the equipment, procurement and construction work required to implement two (2) or our landfill projects in Ghana, Africa:  (i) the Oti Sanitary Landfill in Kumasi and (ii) the Oblogo/Mallam Waste Disposal Site in Accra.  Under the terms of the agreement, we will open a special purpose company to implement the projects of which we shall be equal owners, but BPure will be entitled to recoup 100% of its investment before we will be entitled to any dividends or distributions.

On July 28, 2011, our Board of Directors appointed Roy Amizur as its Executive Vice President; Roy Amizur is experience with cleantech companies and related project developments.  He started his career as a liaison officer between the Israeli Defense Industries and the UDS Defense Industries from 1980 to 1983 as an attaché at the Israeli Embassy in Washington D.C.  From 1989 to 1994, Mr. Amizur founder and Chief Executive Officer of Coni, Ltd, a group that specialized in turnover project and trading activities in the Eastern European countries lead multiple successful endeavours, thereafter, in 1994 he joined Zina Investment Ltd, a Private Equity Fund seeded by the Mozes family operating from Israel where as a managing partner of the GP he had an aggregate of $80M under management with investments principally in the media and telecommunication sector. In 1999 Mr. Amizur joined Comverse Technology, Inc., a Nasdaq traded company as a Corporate VP. Pursuant to which in 2004 Mr. Amizur became a seed investor and the manager of various start-ups that were funded by known Venture Capital groups in the US and others ventures that allowed him to experiment and successfully build and launch various product s in the market. From 2008 till today Roy Amizur has specifically focused his attention to green technology companies with the Clean Technologies Group, Ltd., specializing in investment in this sector all around the world. Mr. Amizur graduated from the University of Maryland in 1987 with a BSC in Computer Science and obtained an MBA in 1989.

On July 28, 2011 Registrant’s Board Of Director adopted a resolution approving an amendment to the Consulting Agreement of its Chief Carbon Officer Mr. Mark Radom and authorized the issuance of an aggregate of four  million five hundred thousand (4,500,000) shares of the Registrant’s common stock. All such shares are to be held in escrow for a period of 24 months and are restricted for that same period.

On July 28th 2011, our  Board of Directors authorized under the terms of the Company’s Global Share Incentive Plan 2010 (the “Plan”) incorporated hereto by reference from its prior filing some shares of the Company’s common stock to Mssrs. Shlomo Palas, Eli Weinberg for the outstanding performances and added value provided over the past year as well as shares of common stock to Roy Amizur in exchange for his appointment a Company’s  Executive Vice President  and the services to be performed in connection therewith;  we hereby authorized to issue to each of Messrs. Palas, Weinberg and Amizur five million (5,000,000) shares of common stock in accordance with the terms of its Global Share Incentive Plan 2010 for an aggregate of fifteen million (15,000,000) shares of common stock. In addition our Board has approved the issuance to Mr. Shlomi Palas and Eli Weinberg an aggregate of four million two hundred thousand (4,200,000) ordinary shares of the common stock restricted for 24 months, in addition the Company authorized the issuance of an aggregate of four million and seventy five thousand (4,075,000) shares of common stock personally to Mr. Barkats and Ms. Abramovitz members of the JSBarkats PLLC firm for their assistance and above and beyond additional legal services including but not limited to this filing, all such shares have been issued under the  Plan and pursuant to a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”).

On July 28, 2011 we issued three hundred thousand (300,000) shares to Mr. Ran Cohen in lieu of a cash fee for its services as a Tax Expert.

On August 9, 2011, the Company filed with the SEC a registration statement on Form S-8 for an aggregate of eighteen million (18,000,000) shares of common stock for its management and consultants under the Plan, such registration statement is hereby incorporated by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at June 30, 2011.  Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;


provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as on December 31, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission (“Treadway Commission Framework”). Management’s evaluation concluded that there were no material weaknesses with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at June 30, 2011.

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

On July 28 we appointed Roy Amizur our Executive Vice President in charge of our marketing.

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

In March 2011, the Company received from GL the rights to market and distribute in Europe a water heating technology based on magnetic induction and NIS 345,000 (out of a total monetary consideration of NIS 690,000) in checks in exchange for 2,500,000 shares of common stock to be delivered to GL after receipt of the balance of the amount owing to it – i.e., NIS 345,000.  On May 9, 2011, the Company received an additional NIS 345,000 in post-dated checks from GL, which represented the remaining outstanding monetary balance owing to the Company.  The Company delivered such 2,500,000 shares to GL on May 17, 2011 on the condition that such shares can be cancelled by the Company if such checks do not clear on the dates they are deposited. The Company has negotiated, but not signed, an agreement in respect of such transaction with GL.  GL has signed such agreement.  Since each check cleared on the date it was deposited, the Company intends to sign such agreement in its fourth fiscal quarter of 2011.

ITEM 6.  EXHIBITS

No.	Description
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 11, 2011

By:	/s/ Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 11, 2011