Form 10-Q/A
period 2011-06-30
BLUE SPHERE CORP.
filed 2011-09-16
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File No.  333-147716

BLUE SPHERE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

35 Asuta Street, Even Yehuda, Israel 40500
(Address of principal executive offices)   (zip code)

+972-9-8917438
(Registrant’s telephone number, including area code)
Copy to:
Sunny J. Barkats, Esq.,
At JSBarkats, PLLC
18 East 41st St. 19thFl.
New York, NY 10017
WWW.JSBarkats.COM
T: 646 502-7001
F: 646 607-5544

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As at August 11, 2011, there were 118,608,333 shares of common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

Blue Sphere Corp. (the “Registrant”) is filing this amendment (the Form 10-Q/A) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on August 15, 2011, solely to correct an error on the cover page.  The cover page of the Form 10-Q incorrectly stated that the Registrant was not subject to the filing requirements under Section 13 or Section 15(d) of the Exchange Act of 1934. The cover page of the June 30, 2011 Form 10-Q also incorrectly stated that the Registrant had not filed all the reports required under Section 13 or 15(d) of the Exchange Act of 1934.   The cover page of this Form 10-Q/A omits the inserted statement that the Registrant is not subject to filing requirement under the Exchange Act of 1934 and correctly states that the Registrant has filed all reports required to be filed for the previous 12 months under Section 13 or 15(d) of the Exchange Act of 1934.

This Form 10-Q/A should be read  in  conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.  Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement
31.3	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Shlomo Palas

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 15 September 2011

BLUE SPHERE CORPORATION (Registrant)

By:	/s/ Shlomo Palas
Shlomo Palas
Chief Executive Officer