Form 10-K
period 2011-09-30
BLUE SPHERE CORP.
filed 2012-01-03
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.  333-147716

Blue Sphere Corp. (FORMERLY JIN JIE CORP.)
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

35 Asuta Street, Even Yehuda, Israel 40500
(Address of principal executive offices) (zip code)

972-9-8917438
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act of 1934:  Common

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
 Yes ☐  No ☒

As of September 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,566,500.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of September 30, 2011, there were 116,725,297 shares of common stock, par value $0.001 per share issued and outstanding.

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

PART I

Item 1.   Business

 Overview

We are a project integrator for renewable energy production and greenhouse gas emission reduction. We aspire to become a key player in the global renewable energy and carbon reduction market, working with enterprises with renewable energy or high greenhouse gas (“GHG”) emissions potential to generate renewable energy and/or reduce such emissions.  Our business is presently primarily focused on Africa, China and the United States.  We seek to generate revenue through sales of energy, carbon credits, energy efficiency technology, project development and through the sale of compost, soil amendments and by-products.

As a project integrator, we seek to partner with owners of landfills, livestock and other animal farms, coal mines, biomass waste, liquid waste treatment plants and other high volume GHG producers to produce renewable energy and/or reduce their level of GHG emissions. Our comprehensive service solution consists of: managing the entire process of producing renewable energy, implementing the process necessary for the project to become more energy efficient and/or obtain eligibility for and receive carbon credits; selecting the most suitable technology to be applied; arranging project financing; constructing and equipping the project; and managing the project for the duration of its revenue-producing life.

We are currently focusing on six projects for which we have signed agreements with the facility owners and which are in various stages of early development. Please see Exhibits 10.18-10.23 for full copies of such agreements.  Each of these projects are dependent upon, and will require, an infusion of significant capital, a portion of which, subject to our obtaining additional financing, we anticipate being required to contribute directly.  We anticipate a lead-time of at least six to twelve months from funding before any project becomes operational for renewable energy generation or emissions reduction. For carbon credit projects without any renewable energy component, we anticipate a lead-time of another twelve to twenty-four months before we receive any revenue (although such revenue may be accrued from the date the project became operational).  For renewable energy projects, we anticipate receipt of revenue as soon as such projects become operational.  Our interest in any particular project will vary depending on a variety of factors.  Set forth below is a list of the six projects for which signed agreements:

China	Ghana
• 1 methane from manure to carbon credit, soil amendment and renewable energy project	• 5 landfill projects, 4 of which have renewable energy and compost potential

In addition, we are engaged in discussions relating to a range of renewable energy and carbon credit projects in Cyprus, the United States, South Korea and Vietnam, focusing mainly on methane to electricity projects.

Our preferred mode of operation when we identify a project with potential is to sign a term sheet or other form of preliminary agreement, conduct due diligence and arrange financing and, if the result of due diligence is positive and we are successful in arranging financing, to sign a final, definitive project agreement.

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 1,900,000 shares to 66,500,000 shares;(iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg.  Mssrs. Palas and Weinberg were each granted two-year time-vested stock options to purchase 8,321,917 shares of common stock, representing 9% of our then outstanding shares, at an exercise price of $.001 per share.

On March 3, 2010, Mssrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned.  On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer.  Mr. Radom serves in this capacity on a full-time basis. Mr. Radom is receives a monthly salary of U.S. $7,000 and is entitled to receive five percent of the net profits of any project he introduces to the Company and two percent of the net profits of any other project the Company implements.  On August 23, 2011, Mr. Radom received 4,500,000 shares of common stock of the Company.  On July 28, 2011 we appointed Roy Amizur our Executive Vice-President and on August 18, 2011 we appointed Amit Zilbershtein our Chief Financial Officer.  Mr. Zilbershtein has received no compensation from the Company to-date.  Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than U.S. $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000.  Mr. Amizur has also received 12,500,000 shares of common stock of the Company.  If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement.  Mr. Amizur also received 1,075,000 shares of common stock on August 23, 2011 as a bonus, which are not subject to any forfeiture.  In November 2011, we entered into an agreement with our former chief financial officer, Alex Werber, to assist us with the preparation of this annual report on Form 10K.  After the filing of this report, Mr. Werber will no longer be assisting the Company in any capacity.  On August 31, 2011, our chief operating officer resigned from the Company and, in this connection, converted his unpaid compensation plus a bonus of 10% thereof into shares of the Company.  We have four full-time employees–our non-executive chairman (who is not an officer of the Company, but has an employment agreement nonetheless), our chief executive officer, our executive vice-president and our chief carbon officer and four part-time employees – our chief financial officer, an office manager, a book-keeper and a representative in China, who assists us in identifying projects in China.  In November 2011, we issued our Chinese representative 3,000,000 shares of common stock in exchange for project introduction and management services to be performed over the course of three years.  We have employment agreements with our non-executive chairman and our chief executive officer and a consulting agreement with our chief carbon officer.  We have no other employment or similar agreements with any of our employees.

On September 16, 2011, we signed a securities purchase agreement with Asher Enterprises, Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of our 8% convertible notes (the “Notes”).  The Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the Notes. The Company has the right to prepay the Note under the certain conditions for 180 days following the issue date.

On December 14, 2011, we filed a registration statement on Form S-1 with the Securities Exchange Commission to register the resale of approximately 12.8 million shares of common stock Blue Sphere may issue to Centurion Private Equity, LLC  (“Centurion”) pursuant to the terms of its $20 million equity line of credit (“Equity Facility”) opened in August 2011 with Centurion.  We expect this registration statement to be declared effective in the first calendar quarter of 2012.

Strategy

We provide tailored solutions internationally to produce renewable energy and significantly reduce greenhouse gas emissions (including, but not limited to, methane). We expect to generate revenue through sales of carbon credits, sales of thermal and electrical energy, sales of energy efficiency technologies, and through project development and sales of by-products.

We offer potential project partners (e.g., owners of landfills, dairies, biomass waste, liquid waste treatment plants and farms) a turnkey or build operate and transfer operation in producing renewable energy and achieving emission reductions. We will execute the process needed to make the project eligible for greenhouse gas credits, produce renewable energy, and/or become more energy efficient, choose the most suitable technology to be applied, arrange for the financing, oversee construction of the project, and manage the project for its 20-25 year life.

We are currently focused on China, Africa and the United States. Outside the United States, the Company’s greenhouse gas reductions operate under the rubric originally created by the Kyoto Protocol and implemented through the United Nations, the EU, and many national governments.

Payments for these greenhouse gas reductions come principally from national governments or major corporations buying greenhouse gas credits. In the United States, payments flow from sales of various state renewable energy credits and from sales of renewable-derived thermal and electrical energy.  Aiming to be distinctive in the “clean, green” market, Blue Sphere intends to:

•	provide a one-stop, turn-key/build operate and transfer solution that is unique in the market today;
•	identify and obtain the rights to lucrative projects without incurring material expense;
•	deliver seamless and professional project implementation through a combination of its own expertise and the use of third-party experts with a track-record of success;
•	be open to the use of any mature and well-known technology and, thus, be able to tailor make cost-efficient and effective solutions for each project;
•	leverage its management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;
•	build local and international teams to support each project;
•	obtain political, property, non-performance and insolvency insurance for its projects; and
•	to receive almost all of its revenues in euros, renminbi and dollars although operating in parts of the developing world.

Material Features of our Concessions (i.e., Rights to Perform Our Projects)

Although we can offer no assurances going forward, to-date, we have structured each of our projects as a binding option in our favor with our counter-parties granting us rights to implement and participate in such projects subject to: (i) our ability to obtain suitable financing and (ii) our right to suspend performance and/or terminate such agreements, in each case, without prejudice, if at any time, in our reasonable judgement, continuing performance of our obligations becomes economically unattractive.

We have also negotiated control over the implementation of, and revenue participations in, all of our projects for their entire revenue earning life.  Under the rules of the Kyoto Protocol, the maximum revenue earning life from receipt of carbon credits is 21 years.  Renewable energy generation and sales are separate from the Kyoto Protocol and may be continued indefinitely.  Accordingly, we anticipate exercising control over and participating in such projects for so long as it remains profitable or beneficial for us to do so.

Competition

There are a number of other companies operating in the renewable energy and carbon credit space.  Such companies range from service or equipment providers, to consultants and managers, buyers and/or investors.  In contradistinction to the standard market approach in this space (i.e., being a service or equipment provider, a consultant or manager or, a buyer or investor), and as referred to above, we seek to provide a one-stop shop, turn-key solution to project owners.  In short, our business model is to initiate, finance, develop and manage all aspects of project implementation and sales of the project’s carbon credits and/or alternative energy starting from identifying the opportunity and ending with terminating the project’s operations if and when its revenue-earning life is over.  We believe that this one-stop shop approach is attractive to project owners and will differentiate us in a positive manner from our competition.

Government Approval

Each of the projects we have signed to-date requires the approval of the relevant governments. We have applied for government approvals in respect of our Ghanaian projects and expect to receive such approvals by the end of the first calendar quarter of 2012. Our Chinese project has all required approvals except for the letter of approval from the Chinese designated national authority for purposes of carbon credit registration with the Executive Board of the Clean Development Mechanism, but we have applied for it and expect to receive it by the end of the first calendar quarter of 2012. We can offer no assurances that we will receive any approvals, which are still outstanding.

Effect of Existing or Probable Government Regulations on Our Business

Our projects are located in jurisdictions in which there are no government regulations materially affecting our business.  We are not aware of any probable or proposed governmental regulations that, if enacted, will have a material impact on our business.

Costs and Effects of Compliance with Environmental Laws

We are aware of no costs or effects of compliance with environmental laws with respect to our business, except for our Ghanaian projects, where an environmental impact assessment (“EIA”) is a requirement to receive government approval.  We expect to perform an EIA for each of our Ghanaian projects as part of the preparation of materials we will submit to the United Nations in order to receive carbon credits.  Each EIA will cost $10,000.

Business Development during Fiscal 2011

In November 2010, we signed two project agreements with J. Stanley Owusu Group of Companies (“JSO”) to implement (i) a landfill gas extraction project at the Oblogo/Mallam landfill site in Accra, Ghana and (ii) an alternative waste treatment project in respect of waste to be collected by JSO starting in 2013 in Accra, Ghana, in each case, under the rubric of the clean development mechanism (“CDM”) of the Kyoto Protocol (“KP”).  According to our agreement with JSO, we are entitled to design and implement this project as we see fit and, thus, are evaluating various alternatives, including, but not limited to, the construction and operation of a transfer station.  These projects are eligible to receive carbon credits under the CDM of the KP.  The alternative waste treatment project has renewable energy, compost and by-product potential.

In February 2011, we signed a project agreement with the Kumasi Metropolitan Assembly and JSO to implement a landfill gas extraction project at the Oti Sanitary Landfill in Kumasi, Ghana under the rubric of the CDM of the KP.  This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential.

In March 2011, we signed a cooperation agreement with Mr. Dela Wosornu pursuant to which Mr. Wosornu will, at his own expense, source projects for us in Ghana and Africa and assist us in implanting and operating such projects in exchange for a share of the profits to be generated thereby.

In March 2011, we signed an agreement with Green Logic Ltd, an Israeli company (“Green”), pursuant to which, in exchange for the issuance and delivery of 2,500,000 shares of common stock in the Company, we received a payment of U.S. $200,000 in cash and the rights to, in and under a marketing and distribution agreement for the Maayan water heating technology of Chen Chimum Nozlim Ltd., an Israeli company (“Chen”).  We are still considering how and in which jurisdictions in Europe to perform marketing and distribution activities in respect of such technology.

In May 2011, we signed a project finance consulting services agreement with Bluebird Finance & Projects Ltd., an Israeli company (“Bluebird”), pursuant to which, in exchange for a payment of 15,000 shares of common stock per month and a two percent finder’s fee for any finance actually arranged for the Company or its projects, we are receiving project finance consulting services in respect of projects, with which we choose to involve Bluebird.  In October 2011, we signed an agreement with Bluebird amending the original agreement pursuant to which Bluebird received 500,000 shares of common stock of the Company (subject to forfeit if certain conditions are not met) and is entitled to receive an additional 1,000,000 shares of common stock upon the arrangement of U.S. 10,000,000 in equity or debt financing for the Company’s projects.

In May 2011, we signed a project agreement with JSO to implement a landfill gas extraction project at the Ablekuma Landfill in Accra, Ghana under the rubric of the CDM of the KP.  This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential

In July 2011 we signed a joint venture agreement with Clinci Investment Ltd., a UK company that is an affiliate of Beijing Clinci Energy and Environment Technology Co. Ltd., a Chinese company with over 30 renewable energy projects in operation across China, to implement renewable energy, compost and/or soil amendments, and carbon credit projects at dairies and farms in China.

In July 2011, we also signed a joint venture agreement with B Pure Environmental Group Ltd., an Israeli company and affiliate of B Pure Ltd., to finance and implement two of our landfill gas projects in Ghana.  One of these projects has renewable energy potential. The signed agreement contains an option to finance and implement up to seven more carbon credit and renewable energy projects in Ghana and Nigeria. In August 2011, we commenced the registration process for the first two landfill projects by commissioning Climaloop to prepare a project design document (PDD), which is required to be submitted to the Executive Board of the Clean Development Mechanism for our projects to be registered and receive carbon credits.  The PDD effect registration of an unlimited number of landfill projects in Ghana and Nigeria over the next 29 years.

In October 2011, we signed a cooperation agreement with Pacific Portland Capital (“PPC”) pursuant to which PPC will source projects at its own expense for us in the United States and elsewhere and assist us in implementing and operating such projects in exchange for an ownership stake in such projects (the size of which will depend on the extent to which PPC participates in the implementation and operation of such projects).

In November 2011, we signed a project agreement with the Takoradi-Sekondi Metropolitan Assembly and JSO to implement a landfill gas extraction project at the Sofokrom Sanitary Landfill in Takoradi, Ghana under the rubric of the CDM of the KP.  This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential.

In respect of our projects in Ghana, we anticipate implementing the Oti Sanitary Landfill project in Kumasi first, as, in our belief, it is the most advanced and project-ready site of the various sites we have in Ghana.  In this connection, together with our partner, B Pure Environmental Group Ltd., we are in the process of arranging a pump test at the site for the first calendar quarter of 2012 (although we can offer no assurances that this will happen in the first calendar quarter of 2012 or at all).

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

Item 3. Legal Proceedings

As of September 30, 2011, we were not a party to any legal proceedings of any kind.

Item 4. (Removed and Reserved)

PART I I

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In March 2011, we issued two million five hundred thousand (2,500,000) shares of common stock to Green in exchange for U.S. $200,000 in cash and the rights to market and distribute the Maayan water heating technology of Chen.

In May 2011, we signed a project finance consulting services agreement with Bluebird Finance & Projects Ltd., an Israeli company (“Bluebird”), pursuant to which, in exchange for a payment of 15,000 shares of common stock per month and a two percent finder’s fee for any finance actually arranged for the Company or its projects, we are receiving project finance consulting services in respect of projects, with which we choose to involve Bluebird.  In October 2011, we signed an agreement with Bluebird amending the original agreement pursuant to which Bluebird received 500,000 shares of common stock of the Company (subject to forfeit if certain conditions are not met) and is entitled to receive an additional 1,000,000 shares of common stock upon the arrangement of U.S. 10,000,000 in equity or debt financing for the Company’s projects.

On June 16, 2011, we issued four hundred thousand (400,000) shares of common stock to Mr. Ofer Raviv, an economist, in lieu of cash for his project assessment and appraisal services.

On July 20, 2011, we issued one million five hundred thousand (1,500,000) shares of common stock to Sunny Barkats, our counsel, in exchange for legal services and arranging a U.S. $20 million equity line of credit with Centurion Private Equity, LLC (“Centurion”).

On July 28, 2011, we issued three hundred thousand (300,000) shares of common stock to Mr. Ran Cohen in lieu of a cash fee for his services as a tax expert.

On August 17, 2011, we issued two million five hundred forty five thousand fifty five (2,545,055) shares of common stock to Centurion as compensation for arranging a U.S. $20 million equity line of credit.

On August 23, 2011, we issued twenty-five thousand (25,000) shares of common stock to Rachel Abramowitz, our counsel, in exchange for legal services.

On August 22, 2011, we issued two million five hundred fifty thousand (2,550,000) shares of common stock to Sunny Barkats, our counsel, in exchange for legal services relating to our obligations under the Securities Exchange Act of 1934, as amended, and certain other legal services.

On October 4, 2011, we issued 200,000 shares of common stock to a private investor based in Israel for cash consideration of U.S. $10,000.

On October 31, 2011, we issued 325,000 shares of common stock to the same private investor in Israel for cash consideration of U.S. $10,000.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

 OTC Bulletin Board (1)

Quarter Ended	High	Low
September 30, 2011	$0.09	$0.06
June 30, 2011	$0.22	$0.17
March 31, 2011	$0.31	$0.23
December 31, 2010	$0.46	$0.45
September 30, 2010	$0.47	$0.28
June 30, 2010	$1.15	$0.25
March 31, 2010	$1.23	$1.11
December 31, 2009	no trades in our stock
September 30, 2009	no trades in our stock
June 30, 2009	no trades in our stock
March 31, 2009	no trades in our stock
December 31, 2008	no trades in our stock

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. Nevada Agency and Transfer Company 50 West Liberty, Suite 880, Reno, Nevada (telephone 775 322 0626 and facsimile: 775 322 5623) is the registrar and transfer agent for our common stock.

Holders

On September 30, 2011, the stockholders’ list of our common stock showed 48 registered stockholders and 117,725,297 shares outstanding. On September 30, 2011, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.09 per share.

Dividends

We declared no dividends in the fiscal year ended September 30, 2011 and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our Common Stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Summary of Current Operations

Bluesphere has current and potential operations in two areas:  (i) carbon credit projects and (ii) renewable energy generation.

Carbon Credit Projects

We have 6 signed agreements to implement carbon credit projects and are currently evaluating each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing.  We are also continuing to pursue and sign new carbon credit projects with high volume potential.

Renewable Energy Generation

Five of our signed carbon credit project agreements have renewable energy potential and we are separately evaluating non-carbon credit projects or projects with low volumes of carbon credits for renewable energy generation.  As with our carbon credit projects, we are currently evaluating the renewable energy component of each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing.  We are also continuing to pursue and sign new projects with renewable energy potential.

Five of our 6 projects are landfill gas projects, of which four have compost and renewable energy possibilities.  One of our projects is a manure-to-energy project. With the exception of one project, we are responsible for investing 100% of the project cost and managing the implementation of each project.  Each of the landfill gas projects is expected to cost between $1,500,000 to $3,000,000 for the landfill and/or compost components and another $1,500,000 to $3,000,000 for renewable energy generation.  The manure to energy project is expected to cost us between $16,000,000 and $17,000,000 with the balance (i.e., $12,000,000 to $13,000,000) of the project cost being borne by our counter-party. We expect to have more precise estimates after we obtain financing for these projects and conduct more detailed engineering studies of such projects.

We intend to conduct a pump test at our Oti Sanitary Landfill site in Kumasi, Ghana in the first calendar quarter 2012 and, if sufficient amounts of gas are found to warrant continuing with this project, another pump test at our Sofokrom Sanitary Landfill site in Takoradi, Ghana four to six weeks later (although no assurances can be offered that these pumping tests will take place in the first calendar quarter of 2012 or at all).  Our initial due diligence on the Oti Landfill site, as conducted by Climaloop, a leading specialist in landfill gas extraction projects, is that there is sufficient levels of gas in the Oti landfill site to justify the implementation of a carbon credit project at such site.  Our partner and financing source for these projects has indicated that if the amount of gas found in the landfills in the pump test is reasonably consistent with our estimates, they will continue investing funds into such projects through and including project commissioning.

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

We estimate that, assuming we implement the first two landfill projects in Ghana for which we obtained financing in 2011, we will receive the first carbon credit revenue in 2013.

We estimate revenue based on today’s prices per unit of renewable energy (in each case translated into U.S. dollars from local currencies and subject to change as the tariff per unit of energy changes) from our renewable energy projects as follows:
•	renewable energy from landfill projects: from 750,000 to 1,000,000 per annum
•	manure-to-energy project: 2,900,000 per annum

In November 2010, we signed two project agreements with J. Stanley Owusu Group of Companies (“JSO”) to implement (i) a landfill gas extraction project at the Oblogo/Mallam landfill site in Accra, Ghana and (ii) an alternative waste treatment project in respect of waste to be collected by JSO starting in 2013 in Accra, Ghana, in each case, under the rubric of the clean development mechanism (“CDM”) of the Kyoto Protocol (“KP”).  According to our agreement with JSO, we are entitled to design and implement this project as we see fit and, thus, are evaluating various alternatives, including, but not limited to, the construction and operation of a transfer station.  These projects are eligible to receive carbon credits under the CDM of the KP.  The alternative waste treatment project has renewable energy, compost and by-product potential.

In February 2011, we signed a project agreement with the Kumasi Metropolitan Assembly and JSO to implement a landfill gas extraction project at the Oti Sanitary Landfill in Kumasi, Ghana under the rubric of the CDM of the KP.  This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential.

In March 2011, we signed a cooperation agreement with Mr. Dela Wosornu pursuant to which Mr. Wosornu will, at his own expense, source projects for us in Ghana and Africa and assist us in implanting and operating such projects in exchange for a share of the profits to be generated thereby.

In March 2011, we signed an agreement with Green Logic Ltd, an Israeli company (“Green”), pursuant to which, in exchange for the issuance and delivery of 2,500,000 shares of common stock in the Company, we received a payment of U.S. $200,000 in cash and the rights to, in and under a marketing and distribution agreement for the Maayan water heating technology of Chen Chimum Nozlim Ltd., an Israeli company (“Chen”).  We are still considering how and in which jurisdictions in Europe to perform marketing and distribution activities in respect of such technology.

In May 2011, we signed a project finance consulting services agreement with Bluebird Finance & Projects Ltd., an Israeli company (“Bluebird”), pursuant to which, in exchange for a payment of 15,000 shares of common stock per month and a two percent finder’s fee for any finance actually arranged for the Company or its projects, we are receiving project finance consulting services in respect of projects, with which we choose to involve Bluebird.  In October 2011, we signed an agreement with Bluebird amending the original agreement pursuant to which Bluebird received 500,000 shares of common stock of the Company (subject to forfeit if certain conditions are not met) and is entitled to receive an additional 1,000,000 shares of common stock upon the arrangement of U.S. 10,000,000 in equity or debt financing for the Company’s projects.

In May 2011, we signed a project agreement with JSO to implement a landfill gas extraction project at the Ablekuma Landfill in Accra, Ghana under the rubric of the CDM of the KP.  This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential

In July 2011 we signed a joint venture agreement with Clinci Investment Ltd., a UK company that is an affiliate of Beijing Clinci Energy and Environment Technology Co. Ltd., a Chinese company with over 30 renewable energy projects in operation across China, to implement renewable energy, compost and/or soil amendments, and carbon credit projects at dairies and farms in China.

In July 2011, we also signed a joint venture agreement with B Pure Environmental Group Ltd., an Israeli company and affiliate of B Pure Ltd., to finance and implement two of our landfill gas projects in Ghana.  One of these projects has renewable energy potential. The signed agreement contains an option to finance and implement up to seven more carbon credit and renewable energy projects in Ghana and Nigeria. In August 2011, we commenced the registration process for the first two landfill projects by commissioning Climaloop to prepare a project design document (PDD), which is required to be submitted to the Executive Board of the Clean Development Mechanism for our projects to be registered and receive carbon credits.  The PDD effect registration of an unlimited number of landfill projects in Ghana and Nigeria over the next 29 years.

In October 2011, we signed a cooperation agreement with Pacific Portland Capital (“PPC”) pursuant to which PPC will source projects at its own expense for us in the United States and elsewhere and assist us in implementing and operating such projects in exchange for an ownership stake in such projects (the size of which will depend on the extent to which PPC participates in the implementation and operation of such projects).

In November 2011, we signed a project agreement with the Takoradi-Sekondi Metropolitan Assembly and JSO to implement a landfill gas extraction project at the Sofokrom Sanitary Landfill in Takoradi, Ghana under the rubric of the CDM of the KP.  This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential.

In respect of our projects in Ghana, we anticipate implementing the Oti Sanitary Landfill project in Kumasi first, as, in our belief, it is the most advanced and project-ready site of the various sites we have in Ghana.  In this connection, together with our partner, B Pure Environmental Group Ltd., we are in the process of arranging a pump test at the site for the first calendar quarter of 2012 (although we can offer no assurances that this will happen in the first calendar quarter of 2012 or at all).

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the year ended September 30, 2011 were $16,671,000 as compared to $6,192,000 for the year ended September 30, 2010. The increase is primarily attributable to expenses related to shares based compensations totalling $10,665,000 in the year ended September 30, 2011 compared to $5,455,000 in the year ended September 30, 2010.  In addition during the year ended September 30, 2011, the Company recorded expenses in the amount of $1,761,000 resulting from issuance of shares to Officers and Directors for their outstanding services and recorded expenses in the amount of $3,632,000 for expenses resulting from issuance of shares to service providers.

Net Loss

As a result of the above, we incurred a net loss of $16,676,000 for the year ended September 30, 2011, as compared to a net loss of $6,188,000 for the year ended September 30, 2010.  We anticipate losses in future periods.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective in fiscal year 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2011, the FASB issued ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-1”). The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-2”). ASU 2011-2 amends ASC Topic 310 - Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles — goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the new guidance will not have an impact on the Company’s consolidated financial statements.

Liquidity

As of September 30, 2011, we had cash of $50,000 compared to $355,000 as of September 30, 2010. As of September 30, 2011, we had working capital deficit of $150,000 compared to $261,000 as of September 30, 2010. Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to September 30, 2011 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months.  This does not include amounts we will have to invest in the implementation of our projects.  Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects.  There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

 Capital Resources

As at September 30, 2011, we had no commitments for any capital expenditures.  Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2012.  We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions.  In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at September 30, 2011, we had no off-balance sheet arrangements of any nature.

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

We have audited the accompanying consolidated balance sheets of Blue Sphere Corp. and its subsidiaries (a development stage company) as of September 30, 2011 and 2010, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2011 and for the period from May 17, 2007 (date of inception) to September 30, 2011. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corp. and its subsidiaries as of September 30, 2011 and 2010 and the results of their operations, stockholders' equity and  their cash flows for each of the two years in the  period ended September 30, 2011 and for the period from May 17, 2007 (date of inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
January 1, 2012

Blue Sphere Corp.

CONSOLIDATED FINANCIAL STATEMENTS

AS of September 30, 2011

Blue Sphere Corp.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2011

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS IN U.S. DOLLARS:
Balance Sheets	F-4
Statements of operations	F-5
Statements of changes in shareholders' equity (capital deficiency)	F-6
Statements of cash flows	F-7
Notes to financial statements	F-8-F-16

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30, 2011	September 30, 2010

Assets

Current Assets
Cash	$50	$355
Other current assets	17	24
Total Current Assets	67	379

PROPERTY AND EQUIPMENT, NET	$9	$8

Total Assets	$76	$387

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$9	$115
Other accounts payable	163	3
Asher Capital - Debenture	45

Total Current Liabilities	217	118

Stockholders’ Deficit
Common shares of, $0.001 par value; 1,750,000,000 shares authorized; at Septemeber 30, 2011 and September 30, 2010 respectively	-	-
Issued and outstanding: 116,725,297 shares and 66,500,000 shares at September 30, 2011 and September 30, 2009, respectively	117	69
Additional paid in capital	22,670	6,452
Deficit accumulated during the development stage	(22,928)	(6,252)
Total Stockholders’ Equity	(141)	269

Total Liabilities and Stockholders' Equity	$76	$387

See accompanying notes to financial statements

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(In thousands except share and per share data)

	Year ended		For the Period from
	September 30, 2011		May 17, 2007 (inception) to
	2011	2010	September 30, 2011
OPERATING EXPENSES -
General and administrative expenses*	$16,671	$6,192	$22,927
FINANCIAL EXPENSES (INCOME), net	5	(4)	1
NET LOSS	16,676	6,188	22,928

Net loss per common share - basic and diluted	$0.21	$0.09

Weighted average number of common shares outstanding during the period - basic and diluted	78,311,612	67,300,000

* In the year ended September 30, 2011 - includes $10,650 thousands share-based compensation.
The accompanying notes are an integral part of the consolidated financial statements.

Blue Sphere Corp.
Statement of Stockholders' Equity (Deficit)
(U.S. dollars in thousands, except share and per share data)

					Total
	Common Stock, $0.00001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Common stock issued, July 17, 2007 (dare of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55

Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)		-

Common stock issued as direct offering costs	2,000,000	2	995		997

Share based compensation			5,455		5,455

Net loss for the year ended September 30, 2010	-	-	-	(6,188)	(6,188)

Balance, September 30, 2010	68,500,000	$69	$6,452	$(6,252)	$269

Share based compensation (1)	16,025,609	$16	10,650		10,666

Issuance of common stock	471,948	$0	198		198

Exercise of Options	8,321,917	$8			8

Issuance of shares for services	23,405,823	$23	5,370		5,393

Net loss for the year ended September 30, 2011	-	-	-	(16,676)	(16,676)

Balance, September 30, 2011	116,725,297	117	22,670	(22,928)	(141)

The accompanying notes are an integral part of the consolidated financial statements.

Blue Sphere Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In thousands except share and per share data)

			For the period from
			July 17, 2007
	For the year Ended September 30,		(Inception) to
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,676)	$(18)	$(22,928)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation expenses	10,665		16,121
Issuance of shares for services	5,393		5,393
Decrease (increase) in other current assets	7	3	(17)
Increase in accounts payables	(106)	4	9
Increase in other account payables	160		163
Net Cash Used In Operating Activities	(557)	(11)	(1,259)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Increase in Property and Equipment	(1)		(9)
Net Cash Used In Investing Activities	(1)		(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from options exercise	8		8
Proceeds from issuance of convertible debenture	45		45
Proceeds from stock issued for cash	199		1,264
Net Cash Provided By Financing Activities	252	-	1,317

Net increase (decrease) in cash	(305)	(11)	50

Cash - beginning of year/period	355	23	-

Cash - end of year/period	$50	$12	$50

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2011, the Company had approximately $50 thousand in cash, a negative working capital of approximately $150 thousand in working capital, a negative stockholders’ equity of approximately $141 thousand and an accumulated deficit of approximately $22, 928 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2011, and 2009, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Newly issued accounting pronouncements: (to be update by the auditors)

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

On July 28, 2011 the Board granted to Mr. Eliezer Weinberg and to Mr. Shlomo Palas 4,200,000 common shares each for their contributions to the Company.

On July 28, 2011 we appointed Mr. Roy Amitzur as Executive Vice-President. Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000. He also received 12,500,000 common shares of the Company.  If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement.
Mr. Amizur also received 1,075,000 shares of common stock on August 23, 2011 as a bonus.

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

On July 28, 2011 the Board granted to Mr. Mark Radom the Company Chief Carbon Officer 4,500,000 common shares. The Shares will be restricted for a period of twenty-four months from issuance and will be held in Escrow from date of issuance.

On July 28, 2011 the Board granted to Mr. Eliezer Weinberg and to Mr. Shlomo Palas 4,200,000 common shares each for their contributions to the Company.

On July 28, 2011 we appointed Mr. Roy Amitzur.For his nomination he also received inter alias 12,500,000 vommone shares of the Company.  If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement.

On August 23, 2011 the Company issued 1,075,000 common shares to Mr. Roy Amizur for his extraordinary contributions to the Company.,

On May 22, 2011 the Company signed a contract with Mr. Ran Cohen to issue him 300,000 common shares for Tax planning services. The agreement is for year period and the shares has been issued.

On May 22, 2011 the Company signed a retainer agreement with Mr. Mr. Ofer Raviv, an expert economist, in order to provide Registrant with project assessments and appraisal services for a period of 24 month. The Company issued 400,000 common and held by an Escrow.

Following an agreement from September 9, 2011 with the Company legal consul Mr. Sunny Barkats and a board resolution dated August 22, 2011 the Company issued him 4,050,000 common shares , the shares were issued under S8.
On August 22, 2011 the Company issued 2,545,055 common shares to Centurion as compensation for arranging a U.S. $20 million equity line of credit.

On August 31, 2011, the Company issued 1,308,325 common shares to Mr. Keshet, the Company's former chief operating officer who resigned from the Company, as compensation for his unpaid salries.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS (continued):

A summary of the status of the stock options granted to employees and directors as of September 30, 2010, and changes during the year ended on those dates, is presented below:

	2011
		Weighted
	Number	average
	of	exercise
	options	price
		$
Options outstanding at beginning of year	24,965,751	0.001

Changes during the year:

Exercise of options	8,321,917	0.001
Options outstanding at end of year	16,643,834
Options exercisable at end of year	13,176,369

Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2011 and September 30, 2010 were $ 10,865 and $5,455 thousand respectively.

The following table presents summary information concerning the options outstanding as of September 30, 2011:

Weighted
		Average	Weighted	Aggregate
Range of		Remaining	average	intrinsic
exercise	Number	Contractual	exercise	value (in
prices	outstanding	Life	price	thousands)
$		Years	$	$
0.001	16,643,834	0.33	0.001	1,481

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS (continued):

The following table presents summary information concerning the options exercisable as of September 30, 2011:

Weighted
		Average	Weighted
Range of		Remaining	average	Aggregate
exercise	Number	Contractual	exercise	intrinsic value
prices	exercisable	Life	price	(in thousands)
$		Years	$	$
0.001	13,176,369	0.33	0.001	1,173

NOTE 5   -   INCOME TAXES:

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 and 2009 is as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry-forward	$168	$225
Valuation allowance	(168)	(225)
	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Blue Sphere Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued):

U.S dollars in thousands
Valuation allowance, September 30, 2010	$225
Increase	168
Valuation allowance, September 30, 2011	$393

Carry forward losses of the Israeli subsidiary are approximately $651 thousand at September 30, 2011.

NOTE 6 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

September 30, 2011
Options:
Weighted average number, in thousands	16,644
Weighted average exercise price	$0.001

NOTE 7- SUBSEQUENT EVENTS

On October 25, 2011, the Company entered into a consulting agreement with He Mu for business development and project management in China in exchange for 3,000,000 shares of common stock (the "Shares").  The Shares are restricted for thirty-six (36) months following their issuance and are being held in Escrow for the entire thirty-six (36) month restricted period. The escrowed shares are subject to a claw-back provision that will revert one million five hundred thousand shares (1,500,000) to the Company should the agreement be terminated for any reason, earlier than eighteen (18) months from the date thereof.

On October 4, 2011, we issued 200,000 shares of common stock to a private investor based in Israel for cash consideration of U.S. $10,000. On October 31, 2011, we issued 325,000 shares of common stock to the same private investor in Israel for cash consideration of U.S. $10,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 201~~0~~1 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation concluded that there were no material weaknesses with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at September 30, 2011.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the year ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Eli Weinberg has been our Chairman of the Board of Directors since March 2010. Aside from his position with Blue Sphere, Mr. Weinberg is member of the board of three other private companies that are not related to Blue Sphere, including Green Biofuels Holdings Ltd., Liraz and Wapis Business Development Ltd.. Mr. Weinberg is an expert in the clean-tech sector and was Chairman of the environment desk at the Israeli Chamber of Commerce. Mr. Weinberg has managed several organizations, each a leader in its field. Previous positions include CEO of Delta Galil Europe, Managing Director of Delta Socks, CEO of Amnir Recycling Industries (the leading Israeli company in the environmental field), CEO of Tradetex International and CFO of Scitex Europe.  Mr. Weinberg participated in the establishment of the largest commercial algae farm in China together with one of China’s largest electrical utilities.  He also participated in a number of other green energy projects in China.

Shlomo Palas became our chief executive officer and director since March 3, 2010.  Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. He was a senior consultant with Mitzuv, a leading management consulting firm. For the past four years, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China.  Mr. Palas served as chief executive officer of Becco Biofuels China Ltd., which was a company active in the biofuel industry.  Mr. Palas participated in the establishment of the largest commercial algae farm in China together with one of China’s largest electrical utilities.

Roy Amizur – Executive Vice President
Mr. Amizur is an expert in clean technology and renewable energy production, especially in respect of water and water treatment, and has started-up, developed, managed and operated a number of companies in this space, including, but not limited to, Clean Technologies Group Ltd., Bio Pure Technology Ltd. and Aquarius Technologies Inc.  Mr. Amitzur has significant experience in implementing BOT and turn-key projects in water technologies and water and waste water execution around the world.

Amit Zilbershtein – Chief Financial Officer
Mr. Zilbershtein worked at Ernst & Young as a senior manager for eight years and as controller at Vertex Venture Capital Israel for four years.  Mr. Zilbershtein has extensive experience in, among other areas, financial forecasting and reporting, US GAAP, SEC regulations and reporting and cash flow management.  Prior to this, Mr. Zilbershtein studied at Ben Gurion University where he graduated and completed post-graduate study with a degree in economics and accounting.

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

	Position Held	Date First Elected or Appointed
Eli Weinberg	Chairman of the Board	March 3, 2010
Shlomo Palas	Chief Executive Officer	March 3, 2010
Roy Amizur	Executive Vice President	July 28, 2011
Amit Zilbershtein	Chief Financial Officer	August 19, 2011
Mark Radom	Chief Carbon Officer	October 25, 2010

Each of Mssrs. Weinberg and Palas is contractually obligated to devote no less than 75% of their respective time toward the development of the Company.  In practice, Mssrs. Weinberg and Palas are devoting substantially more than 75% of their time to Bluesphere.

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

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended September 30, 2011:

Summary Compensation

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Name and Principal Position	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation

Shlomi Palas, CEO and Diector(1)	70,000	Nil	Nil	1,818,262	Nil	Nil	1,888,262
Eli Weinberg, Chairman of the Board(1)	70,000	Nil	Nil	1,818,262	Nil	Nil	1,888,262
Alex Werber, Acting CFO	12,000	Nil	Nil	Nil	Nil	Nil	12,000
Shmuel Keshet, COO(1)	70,000	Nil	Nil	1,818,262	Nil	Nil	1,888,262

(1)
On March 3, 2010 the date of employment, we granted to each of Mr. Palas, Mr. Weinberg and Mr. Keshet 8,321,917 stock options each exercisable at par value for a two year period to be vested by the end of each three months from the date of their respective employment agreements.

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

Name and Principal Position	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation
Shlomi Palas, CEO and Diector	120,000	Nil	693,000	3,117,020	Nil	Nil	3,930,020
Eli Weinberg, Chairman of the Board	120,000	Nil	693,000	3,117,020	Nil	Nil	3,930,020
Alex Werber, Acting CFO(1)	19,000	Nil	Nil	Nil	Nil	Nil	19,000
Shmuel Keshet, COO(2)	40,000	Nil	9,630,020	4,415,778	Nil	Nil	14,086,020
Roy Amizur, Executive Vice President(3)	Nil	Nil	374,824	Nil	Nil	Nil	324,824
Mark Radom, Chief Carbon Officer	89,500	Nil	65,096	Nil	Nil	Nil	154,596
Amit Zilbershtein, CFO (non-active)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1.
Alex Werber formally left the Company in July 2011, but subsequently agreed to act as CFO through this annual report insofar as Mr. Werber was more familiar with the Company than Amit Zilbershtein, the new CFO.

2.	Through August 31, 2011, when Mr. Keshet terminated his service as COO with the Company.
3.
Roy Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges the investment of at least U.S. $450,000 in the Company and U.S. $15,000 plus VAT after he arranges the investment of U.S. $2,000,000 in equity in the Company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Shares or Other Rights That Have Not Vested

Shlomi Palas, CEO and director	7,281,677	17,684,074	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

Eli Weinberg, director	7,281,677	17,684,074	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

Shmuel Keshet, COO	7,281,677	17,684,074	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Shares or Other Rights That Have Not Vested

Shlomi Palas, CEO and director	19,764,553	5,201,198	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

Eli Weinberg, director	19,764,553	5,201,198	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

On March 3, 2010, the Board of Directors authorized the adoption of a global share and option plan for the company (the “Global Share and Option Plan”).  Pursuant to the Global Share and Option Plan, current awardees of options under such plan are restricted from exercising such options until March 2012.

Option/ SAR Grants

The Company made no option grants in 2011.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 201~~0~~1.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2011.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of September 30, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount	Percentage
	of Common Shares	of Class (3)
Name and Address of Beneficial Owner
5% Shareholders
Rachmani, Amir NO 19 Shamai St Jerusalem 91020 Israel (1)	31,450,000	26.9%
Directors and Executive Officers (2)
Eli Weinberg	4,200,000	3.6%
Shlomo Palas	4,200,000	3.6%
Roy Amizur	13,575,000	11.6%
Mark Radom	4,500,000	3.9%

All Directors and Executive Officers as a Group (4 Persons)		22.7%

(1)	Amir Rachmani holds shares on behalf of 17 unaffiliated investors.

(2)	Each of our directors and executive officers may be reached at 35 Asuta Street, Even Yehuda, Israel 40500.

(3)
Based on 116,725,297 shares of common stock outstanding as at September 30, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal year ended September 30, 2011:

	2011
Audit Fees	$
Audit Related Fees		40,000
Total Fees		40,000

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
3.1	Articles of Incorporation
3.2	Articles of Merger
3.3	Certificate of Change
10.1	Carbon Credit Project Contract Acquisition Agreement
10.2	Termination Agreement
10.3	Global Share Incentive Plan (2010)
10.4	Eil Weinberg Employment Agreement
10.5	Shomo Palas Employment Agreement
10.6	Shmuel Keshet Employment Agreement
10.7	Alex Werber Services Agreement
10.8	Amendment to Eli Weinberg Employment Agreement
10.9	Amendment to Shlomo Palas Employment Agreement
10.10	Amendment to Shmuel Keshet Employment Agreement
10.11 Shmuel Keshet Termination Agreement
10.12 Green-Logic Chen Agreement
10.13 Portland Pacific Cooperation Agreement
10.14 Roy Amizur Agreement
10.15 Roswell Investment Agreement
10.16 Bluebird Agreement
10.17 Bluebird Amendment
10.18 Oti Sanitary Landfill Agreement
10.19 Oblogo/Mallam Landfill Agreement
10.20Ablekuma Landfill Agreement
10.21 Accra Alternative Waste Treatment Agreement
10.22 Sofokrom Landfill Agreement
10.23 Huishan Project Agreement
10.24 Dela Wosornu Consulting Agreement
10.25 Mark Radom Consulting Agreement
10.26 Mark Radom Amendment Agreement

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
Date: December 29, 2011

By:	/s/ Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: December 29, 2011