Form 10-K/A
period 2011-09-30
BLUE SPHERE CORP.
filed 2012-02-14
CIK 1419582

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

Explanatory Note

Bluesphere Corporation is filing this Amendment No. 1 to Form 10-K to amend and restate its original Form 10-K that was filed on January 2, 2012 in order to replace the original Form 10-K, which was an incorrect version of the Form 10-K that was filed due to an error.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

 OTC Bulletin Board (1)

Quarter Ended	High	Low
September 30, 2011	$0.24	$0.06
June 30, 2011	$0.24	$0.14
March 31, 2011	$0.90	$0.26
December 31, 2010	$0.87	$0.33
September 30, 2010	$0.50	$0.25
June 30, 2010	$1.15	$0.35
March 31, 2010	$1.25	$0.50

December 31, 2009	no trades in our stock
September 30, 2009	no trades in our stock
June 30, 2009	no trades in our stock
March 31, 2009	no trades in our stock
December 31, 2008	no trades in our stock

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

AS of September 30, 2011

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

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

January 01, 2012

Blue Sphere Corp.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2011

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

CONSOLIDATED FINANCIAL STATEMENTS IN U.S. DOLLARS:

Balance Sheets	3

Statements of operations	4

Statements of changes in shareholders' equity (capital deficiency)	5

Statements of cash flows	6

Notes to financial statements	7-14

Blue Sphere Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2011	September 30, 2010
Assets
Current Assets
Cash	$50	$355
Other current assets	17	24
Total Current Assets	67	379

PROPERTY AND EQUIPMENT, NET	$9	$8

Total Assets	$76	$387

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$9	$115
Other accounts payable	163	3
Asher Capital - Debenture	45
Total Current Liabilities	217	118

Stockholders’ Deficit
Common shares of, $0.001 par value; 1,750,000,000 shares authorized; at Septemeber 30, 2011 and September 30, 2010 respectively	-	-
Issued and outstanding: 116,725,297 shares and 68,500,000 shares at September 30, 2011 and September 30, 2010, respectively	117	69
Additional paid in capital	22,670	6,452
Deficit accumulated during the development stage	(22,928)	(6,252)
Total Stockholders’ Equity	(141)	269

Total Liabilities and Stockholders' Equity	$76	$387

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

* In the year ended September 30, 2011 - includes $16,058 thousands share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Blue Sphere Corp.

Statement of Stockholders' Equity (Deficit)

(U.S. dollars in thousands, except share and per share data)

					Total
	Common Stock, $0.00001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Common stock issued, July 17, 2007 (date of inception)	1,900,000	$2	$67	$-	$69

Net loss for the period ended September 30, 2007	-	-	-	(14)	(14)

Balance, September 30, 2007	1,900,000	2	67	(14)	55

Net loss for the year ended September 30, 2008	-	-	-	(32)	(32)

Balance, September 30, 2008	1,900,000	2	67	(46)	23

Net loss for the year ended September 30, 2009	-	-	-	(18)	(18)

Balance, September 30, 2009	1,900,000	2	67	(64)	5

Share split of 35:1	64,600,000	65	(65)		-

Common stock issued as direct offering costs	2,000,000	2	995		997

Share based compensation			5,455		5,455

Net loss for the year ended September 30, 2010	-	-	-	(6,188)	(6,188)

Balance, September 30, 2010	68,500,000	$69	$6,452	$(6,252)	$269

Share based compensation (1)	16,025,609	$16	10,650		10,666

Issuance of common stock	471,948	$0	198		198

Exercise of Options	8,321,917	$8			8

Issuance of shares for services	23,405,823	$24	5,370		5,394

Net loss for the year ended September 30, 2011	-	-	-	(16,676)	(16,676)

Balance, September 30, 2011	116,725,297	117	22,670	(22,928)	(141)

The accompanying notes are an integral part of the consolidated financial statements.

Blue Sphere Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(In thousands except share and per share data)

			For the period from
			July 17, 2007
	For the year Ended September 30,		(Inception) to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,676)	$(6,188)	$(22,928)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation expenses	10,665	5,455	16,121
Issuance of shares for services	5,394		5,394
Decrease (increase) in other current assets	7	(23)	(17)
Increase in accounts payables	(106)	107	9
Increase in other account payables	160	3	163
Net Cash Used In Operating Activities	(556)	(646)	(1,258)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Increase in Property and Equipment	(1)	(8)	(9)
Net Cash Used In Investing Activities	(1)	(8)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from options exercise	8		8
Proceeds from issuance of convertible debenture	45		45
Proceeds from stock issued for cash	199	997	1,264
Net Cash Provided By Financing Activities	252	997	1,317

Net increase (decrease) in cash	(305)	343	50
Cash - beginning of year/period	355	12	-
Cash - end of year/period	$50	$355	$50

The accompanying notes are an integral part of the consolidated financial statements.

Blue Sphere Corp.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2011, the Company had approximately $50 thousand in cash, a negative working capital of approximately $150 thousand in working capital, a negative stockholders’ equity of approximately $141 thousand and an accumulated deficit of approximately $22,928 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company offers potential partners (owners of: landfills, coal mines, fertilizer factories, etc) a kind of turnkey operation in dealing with the emission reduction. The Company's service consists of: executing the process needed in order to make the project eligible for carbon credits, choosing the most suitable technology to be applied, arranging for the financing, constructing and managing the project for its life. The Company operate primarily in countries from the former Soviet Union, China and the USA.

In July 2011, the Company signed a joint venture agreement with B Pure Environmental Group Ltd. (B Pure) an Israeli company to finance and implement two of our landfill gas projects in Ghana. Following the agreement the Company and B Pure established a new Company name Pure Sphere Ltd held equally by the two sides.

Pure Sphere will be financed by B Pure and managed jointly. Future dividends will pay first to B Pure in order to cover their investment. The Company did not start its operations yet.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiariy, Eastern Sphere, Ltd.

Inter-company balances and transactions have been eliminated upon consolidation.

e.	Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use and are readily convertible to cash with maturities of three months or less as of the date acquired.

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

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2011, and 2010, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

On July 28, 2011 the company appointed Mr. Roy Amitzur as Executive Vice-President. Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000. He also received 12,500,000 common shares of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement.

Mr. Amizur also received 1,075,000 shares of common stock on August 23, 2011 for his extraordinary contributions to the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

On August 31, 2011, the Company issued 1,308,325 common shares to Mr. Keshet, the Company's former chief operating officer who resigned from the Company, as compensation for his unpaid salaries. In addition the company agreed to accelerate the vesting of the remaining of his stock options amounted to 8,321,917 common shares.

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

In March 2011, the Company entered an agreement with Green Logic Ltd. (“GL”) in which for consideration 2,500,000 common stock of the Company it received an amount of NIS 690,000 which will be paid to the Company in two installments and the rights to market and distribute in Europe a water heating technology based on magnetic induction

On July 28, 2011 the Board granted Mr. Mark Radom the Company's Chief Carbon Officer 4,500,000 common shares. The Shares will be restricted for a period of twenty-four months from issuance and will be held in Escrow from date of issuance.

On July 28, 2011 the Board granted Mr. Eliezer Weinberg and Mr. Shlomo Palas 4,200,000 common shares each for their contributions to the Company.

On July 28, 2011 we appointed Mr. Roy Amitzur. For his nomination he received inter alias 12,500,000 common shares of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement.

On August 23, 2011 the Company issued 1,075,000 common shares to Mr. Roy Amizur for his extraordinary contributions to the Company.,

On May 22, 2011 the Company signed a contract with Mr. Ran Cohen to issue him 300,000 common shares for Tax planning services. The agreement is for a year and the shares have been issued.

On June 16, 2011 the Company signed a retainer agreement with Mr. Ofer Raviv, an expert economist, in order to provide Registrant with project assessments and appraisal services for a period of 24 month. The Company issued 400,000 common shares which are held by an Escrow.

Following an agreement from September 9, 2011 with the Company legal consul Mr. Sunny Barkats the Company has issued 1,500,000 common shares for his services. On August 22, 2011 the Company Board of Directors issued him additional 2,550,000 common shares for his services; the shares were issued under S8.

On August 22, 2011 the Company issued 2,545, 055 common shares to Centurion as compensation for arranging a U.S. $20 million equity line of credit.

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

A summary of the status of the stock options granted to employees and directors as of September 30, 2011, and changes during the year ended on those dates, is presented below:

	2011
		Weighted
	Number	average
	of	exercise
	options	price
		$

Options outstanding at beginning of year	24,965,751	0.001

Changes during the year:

Exercise of options	8,321,917	0.001

Options outstanding at end of year	16,643,834

Options exercisable at end of year	13,176,369	0.001

Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2011 and September 30, 2010 were $ 16,058 and $5,455 thousand respectively.

The following table presents summary information concerning the options outstanding as of September 30, 2011:

Weighted
		Average	Weighted	Aggregate
Range of		Remaining	average	intrinsic
exercise		Contractual	exercise	value (in
prices	Number	Life	price	thousands)
$	exercisable	Years	$	$
0.001	13,176,369	0.33	0.001	1,173

Blue Sphere Corp.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	-	STOCK OPTIONS (continued):

The following table presents summary information concerning the options exercisable as of September 30, 2011:

Weighted
		Average	Weighted
Range of		Remaining	average	Aggregate
exercise		Contractual	exercise	intrinsic value
prices	Number	Life	price	in thousands)
$	exercisable	Years	$	$
0.001	13,176,369	0.33	0.001	1,173

NOTE 5	-	INCOME TAXES:

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 2011 and 2010 is as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry-forward	$386	$225
Valuation allowance	(386)	(225)
	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Blue Sphere Corp.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	–	INCOME TAXES (continued):

U.S dollars
in thousands
Valuation allowance, September 30, 2010	$225
Increase	161
Valuation allowance, September 30, 2011	$386

Carry forward losses of the Israeli subsidiary are approximately $643 thousand at September 30, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 20101 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation concluded that there were no material weaknesses with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

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

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended September 30, 2011:

Summary Compensation

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

						Non-Qualified
					Non-Equity	Deferred
Name and Principal					Incentive Plan	Compensation	All Other
Position	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Compensation	Earnings	Compensation
Shlomi Palas, CEO and Diector	120,000	Nil	693,000	3,117,020	Nil	Nil	3,930,020
Eli Weinberg, Chairman of the Board	120,000	Nil	693,000	3,117,020	Nil	Nil	3,930,020
Alex Werber, Acting CFO(1)	19,000	Nil	Nil	Nil	Nil	Nil	19,000
Shmuel Keshet, COO(2)	40,000	Nil	178,960	4,415,778	Nil	Nil	4,634,738
Roy Amizur, Executive Vice President(3)	Nil	Nil	374,824	Nil	Nil	Nil	374,824
Mark Radom, Chief Carbon Officer	89,500	Nil	65,096	Nil	Nil	Nil	154,596
Amit Zilbershtein, CFO (non-active)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1.	Alex Werber formally left the Company in July 2011, but subsequently agreed to act as CFO through this annual report insofar as Mr. Werber was more familiar with the Company than Amit Zilbershtein, the new CFO.
2.	Through August 31, 2011, when Mr. Keshet terminated his service as COO with the Company.
3.	Roy Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges the investment of at least U.S. $450,000 in the Company and U.S. $15,000 plus VAT after he arranges the investment of U.S. $2,000,000 in equity in the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

Equity
			Incentive Plan					Equity	Equity
			Awards:					Incentive Plan	Incentive Plan
		Number of	Number of					Awards:	Awards:
	Number of	Securities	Securities					Number of	Market or
	Securities	Underlying	Underlying				Market Value	Unearned	Payout Value of
	Underlying	Unexercised	Unexercised			Number of	Of Shares of	Shares or	Shares or
	Unexercised	Options	Unearned	Option Exercise		Shares of Stock	Stock That	Other Rights	Other Rights
	Options#	#	Options	Price	Option	That Have Not	Have Not	That Have Not	That Have Not
Name	Exercisable	Unexercisable	#	$	Expiration Date	Vested	Vested	Vested	Vested
Shlomi Palas, CEO and director	6,588,185	1,733,732	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil
Eli Weinberg, director	6,588,185	1,733,732	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

						Non-Qualified
					Non-Equity	Deferred
Name and Principal					Incentive Plan	Compensation	All Other
Position	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Compensation	Earnings	Compensation
Shlomi Palas, CEO and Diector(1)	70,000	Nil	Nil	1,818,262	Nil	Nil	1,888,262
Eli Weinberg, Chairman of the Board(1)	70,000	Nil	Nil	1,818,262	Nil	Nil	1,888,262
Alex Werber, Acting CFO	12,000	Nil	Nil	Nil	Nil	Nil	12,000
Shmuel Keshet, COO(1)	70,000	Nil	Nil	1,818,262	Nil	Nil	1,888,262

(1)	On March 3, 2010 the date of employment, we granted to each of Mr. Palas, Mr. Weinberg and Mr. Keshet 8,321,917 stock options each exercisable at par value for a two year period to be vested by the end of each three months from the date of their respective employment agreements.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

Equity
			Incentive Plan					Equity	Equity
			Awards:					Incentive Plan	Incentive Plan
		Number of	Number of					Awards:	Awards:
	Number of	Securities	Securities					Number of	Market or
	Securities	Underlying	Underlying			Number of	Market Value	Unearned	Payout Value
	Underlying	Unexercised	Unexercised			Shares of	Of Shares of	Shares or	of Shares or
	Unexercised	Options	Unearned	Option	Option	Stock That	Stock That	Other Rights	Other Rights
	Options#	#	Options	Exercise Price	Expiration	Have Not	Have Not	That Have Not	That Have
Name	Exercisable	Unexercisable	#	$	Date	Vested	Vested	Vested	Not Vested
Shlomi Palas, CEO and director	2,427,226	5,894,691	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil
Eli Weinberg, director	2,427,226	5,894,691	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil
Shmuel Keshet, COO	2,427,226	5,894,691	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

[table to be inserted]

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

No stock options were exercised by the named executive officers in 20101.

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

	Amount	Percentage
	of Common	of
	Shares	Class (3)

Name and Address of Beneficial Owner 5% Shareholders
Rachmani, Amir NO 19 Shamai St Jerusalem 91020 Israel (1)	31,450,000	26.9%
Directors and Executive Officers (2)
Eli Weinberg	4,200,000	3.6%
Shlomo Palas	4,200,000	3.6%
Roy Amizur	13,575,000	11.6%
Mark Radom	4,500,000	3.9%

All Directors and Executive Officers as a Group (4 Persons)		22.7%

(1)	Amir Rachmani holds shares on behalf of 17 unaffiliated investors.

(2)	Each of our directors and executive officers may be reached at 35 Asuta Street, Even Yehuda, Israel 40500.

(3)	Based on 116,725,297 shares of common stock outstanding as at September 30, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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
Date: February 14, 2012

By:	/s/ Alex Werber
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 14, 2012

