Form 10-Q
period 2011-12-31
BLUE SPHERE CORP.
filed 2012-02-21
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 333-147716

Bluesphere Corp.
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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at February 13, 2012, there were 126,775,297 shares of common stock, par value $0.001 per share, issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of December 31, 2011 and September 30, 2011	4
Statements of operations for the three months ended December 31, 2011 and 2010; and for the period from July 17, 2007 through December 31, 2011	5
Statements of changes in stockholders' deficit for the period of three months ended December 31, 2011; and for the period from July 17, 2007 through September 30, 2011	6
Statements of cash flows for the three months ended December 31, 2011 and 2010; and for the period from July 17, 2007 through December 31, 2011	7
Notes to interim financial statements	8 - 11

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	September 30,
	2011	2011
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$7	$50
Other current assets	44	17
Total current assets	51	67

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	8	9
Total assets	$59	$76
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Accounts payables	$10	$9
Other accounts payable	251	163
Asher Capital - Debenture	79	45
Total current liabilities	340	217
STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2011 and September 30, 2011, Issued and outstanding: 120,825,297 shares and 116,725,297 shares at December 31, 2011 and September 30, 2011, respectively	121	117
Additional paid-in capital	24,321	22,670
Accumulated deficit during the development stage	(24,723)	(22,928)
Total Stockholders’ Equity (Deficit)	(281)	(141)
Total liabilities and Stockholders’ Equity (Deficit)	$59	$76

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

			Cumulative
			from July 17,
	Three months ended		2007 through
	December 31		December 31,
	2011	2010	2011
	(Unaudited)		Unaudited

OPERATING EXPENSES -
General and administrative expenses *	$1,792	$2,581	$24,719
FINANCIAL EXPENSES (INCOME), net	3	(1)	4
NET LOSS FOR THE PERIOD	$1,795	$2,580	$24,723

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	119,490,514	68,500,000

*	In the three months period ended December 31, 2011 and 2010 - includes $1,559 thousands and $2,338 thousands, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.00001 Par Value		Additional paid-in	during the development	Total Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17,2007 THROUGH DECEMBER 31, 2011 (audited):
Issuance of common stock	471,948	-	198	-	198
Share split of 35:1	64,600,000	65	(65)	-	-
Common stock issued as direct offering costs	2,000,000	2	995	-	997
Share based compensation	16,025,609	16	16,105	-	16,121
Exercise of Options	8,321,917	8	-	-	8
Issuance of shares for services	23,405,823	24	5,370	-	5,394
Net loss for the period	-	-	-	(22,928)	(22,928)
BALANCE AT SEPTEMBER 30, 2011 (audited)	116,725,297	$117	$22,670	$(22,928)	$(141)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2011 (unaudited):
Share based compensation	-	-	1,559	-	1,559
Issuance of common stock	525,000	1	19	-	20
Issuance of shares for services	3,575,000	3	73		76
Net loss for the period	-	-	-	(1,795)	(1,795)
BALANCE AT DECEMBER 31, 2011 (Unaudited)	120,825,297	$121	$24,321	$(24,723)	$(281)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Three months ended		2007 through
	December 31		December 31,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(1,795)	$(2,580)	$(24,723)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	1,559	2,338	17,680
Depreciation	1	-	1
Expenses in respect of the Asher Capital debentures	1	-	1
Issuance of shares for services	76	-	5,470
Decrease (increase) in other current assets	(27)	11	(44)
Increase in accounts payables	1	(23)	10
Increase in other account payables	88	1	251
Net cash used in operating activities	(96)	(253)	(1,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	-	-	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds from issuance of convertible debenture	33	-	78
Proceeds from stock issued for cash	20	-	1,284
Net cash provided by financing activities	53	-	1,370

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43)	(253)	7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50	355	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$102	$7

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp.. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction, .The Company seek to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

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

On September 16, 2011, we signed a securities purchase agreement with Asher Enterprises, Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of our 8% convertible notes (the “Notes”). The Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the Notes. The Company has the right to prepay the Note under the certain conditions for 180 days following the issue date. On November 21, 2011 Asher purchased additional Note for an aggregate amount of U.S. $32,500 of our 8% convertible notes.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of December 31, 2011 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

The September 30, 2011 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2011, are applied consistently in these financial statements.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2011, the Company had approximately $7 thousand in cash and cash equivalents, approximately $289 thousand in negative working capital, a stockholders’ deficit of approximately $281 thousand and an accumulated deficit during development stage of approximately $24,723 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 was filed.

NOTE 7 – COMMON SHARES:

On November 3, 2011, the Company entered into a consulting agreement with He Mu for business development and project management in China in exchange for 3,000,000 shares of common stock (the "Shares").  The Shares are restricted for thirty-six (36) months following their issuance and are being held in Escrow for the entire thirty-six (36) month restricted period. The escrowed shares are subject to a claw-back provision so that if the agreement is terminated for any reason prior to the completion of 36 months, the amount of 83,333 shares will be returned to the Company for each month of such early termination.

During October 2011, the Company issued 525,000 common shares of the Company to an investor for total consideration of $20 Thousand.

On May 22, 2011, the Company and Bluebird Finance & Projects Ltd ("Bluebird") entered into a financing consulting services agreement according to which Bluebird will assist the Company with evaluating potential projects, review agreements, search for potential financing parties, accompany the Company in financing activities, etc. The agreement shall be valid for a period of 24 months and can be terminated by either party subject to a written notice of 60 days in advance. In consideration for Bluebird services, the Company will pay a monthly retainer fee of 15,000 common shares of the Company. In addition, the Company shall pay Bluebird a success fee of 2% for each executed financing round with a minimum of $50 thousand. During the quarter ended December 31, 2011 the Company issued 75,000 common shares in respect of the above agreement.

On October 11, 2011, the Company and Bluebird signed an amendment for the May 22, 2011 agreement according to it, in order to incentivize Bluebird to expand and enhance its efforts on behalf of the Blue Sphere, the Company shall issue the Bluebird (1) additional 500,000 common shares of the company upon signing of the amendment to the agreement (2) additional 500,000 common shares upon receipt of an investment or debt of at least $5,000 thousands and (3) additional 500,000 common shares upon receipt of an additional investment or debt of at least $5,000 thousands (total amount received of $10,000 thousand). During the period ended December 31, 2011 the Company issued to Bluebird 500,000 common shares under the above amendment to the agreement. The shares to be issued under the above amendment would be restricted for a period of 12 months from the date of issuance.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – SUBSEQUENT EVENTS:

On January 5, 2012, the Company approved the issuance of 1,250,000 common shares of the Company to an investor for total consideration of $35 Thousand. The consideration for the shares has not yet been received to the date of the approval of the financial statements.

On February 1, 2012 the Company approved the grant of 1,600,000 common shares of the Company for each of its Chief Executive Officer and the Chairman of the Board. In addition, the Company approved the grant of 500,000 common shares of the Company for its Chief Carbon Officer and general counsel.

On February 6, 2012 the Company decided to appoint Mr. Joshua Shoham as a director and to issue him 2,000,000 common shares of the Company.

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

On March 3, 2010, Mssrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned. On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer. Mr. Radom serves in this capacity on a full-time basis. Mr. Radom is receives a monthly salary of U.S. $7,000 and is entitled to receive five percent of the net profits of any project he introduces to the Company and two percent of the net profits of any other project the Company implements. On August 23, 2011, Mr. Radom received 4,500,000 shares of common stock of the Company. On July 28, 2011, we appointed Roy Amizur our Executive Vice-President and on August 18, 2011 we appointed Amit Zilbershtein our Chief Financial Officer. Mr. Zilbershtein resigned from the Company on January 11, 2012 and received no compensation from the Company whatsoever. On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive NIS 220 per hour for the work he performs for the Company. Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than U.S. $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000. Mr. Amizur has also received 12,500,000 shares of common stock of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement. Mr. Amizur also received 1,075,000 shares of common stock on August 23, 2011 as a bonus, which are not subject to any forfeiture. In November 2011, we entered into an agreement with our former chief financial officer, Alex Werber, to assist us with the preparation of our annual report on Form 10K, which was filed on January 3, 2012. Mr. Werber is no longer be assisting the Company in any capacity. On August 31, 2011, our chief operating officer resigned from the Company and, in this connection, converted his unpaid compensation plus a bonus of 10% thereof into shares of the Company. We have four full-time employees–our non-executive chairman (who is not an officer of the Company, but has an employment agreement nonetheless), our chief executive officer, our executive vice-president and our chief carbon officer and four part-time employees – our chief financial officer, an office manager, a book-keeper and a representative in China, who assists us in identifying projects in China. In November 2011, we issued our Chinese representative 3,000,000 shares of common stock in exchange for project introduction and management services to be performed over the course of three years. We have employment agreements with our non-executive chairman and our chief executive officer and a consulting agreement with our chief carbon officer. We have no other employment or similar agreements with any of our employees.

Summary of Current Operations

Bluesphere has current and potential operations in two areas: (i) renewable energy generation and (ii) carbon credit projects. Altogether, we have six signed projects and a pipeline of several other projects that are in various stages of negotiation.

Renewable Energy Generation

Five of our six signed project agreements have renewable energy potential and we are separately evaluating other non-carbon credit projects or projects with low volumes of carbon credits for renewable energy generation. As with our carbon credit projects, we are currently evaluating the renewable energy component of each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing. We are also continuing to pursue and sign new projects with renewable energy potential.

Carbon Credit Projects

We have six signed agreements to implement carbon credit projects and are currently evaluating each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing. We are also continuing to pursue and sign new carbon credit projects with high volume potential.

On July 10, we signed a joint venture agreement with BPure Environmental Improvement Group, Ltd. (“BPure”), an experienced project management Israeli company specializing in green development projects, to finance the entire capital and manage the equipment, procurement and construction work required to implement two (2) or our landfill projects in Ghana, Africa: (i) the Oti Sanitary Landfill in Kumasi and (ii) either the Oblogo/Mallam Waste Disposal Site in Accra or the Sofokrom Landfill site in Takoradi. Under the terms of the agreement, we will open a special purpose company to implement the projects of which we shall be equal owners, but BPure will be entitled to recoup 100% of its investment before we will be entitled to any dividends or distributions.

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

In November 2011, we signed a project agreement with the Takoradi-Sekondi Metropolitan Assembly and JSO to implement a landfill gas extraction and power production project at the Sofokrom Sanitary Landfill in Takoradi, Ghana under the rubric of the CDM of the KP. This project is eligible to receive carbon credits under the CDM of the KP and has renewable energy, compost and by-product potential.

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

We performed a pump test on January 12, 2012 at our Oti Landfill site in Kumasi, Ghana, the results of which were satisfactory to us and BPure.

On January 18, 2012, Puresphere Limited, our joint venture with BPure (in which our stake is 50%), signed an emissions reduction purchase agreement (“ERPA”) with Vattenfall Energy Trading Netherlands N.V., a subsidiary of Vattenfall AB, a Swedish company and one of Europe’s biggest power producers (“Vattenfall”), in respect of up to nine emissions reduction projects in Ghana and Nigeria. Subject to the terms of this agreement, Vattenfall is obligated to purchase through 2020 the certified emissions reductions (“CERs”) to be received in respect of up to nine landfill sites at a discount to the market price on the date of delivery. Vattenfall has an option to purchase such CERs beyond 2020 in its discretion. Vattenfall has also committed to finance the costs of registering such landfill sites with the Executive Board (“EB”) of the Clean Development Mechanism (“CDM”) of the Kyoto Protocol in order to receive CERs. If the price per CER on the date of the first deliver thereof is less than Euro 8, then we will be obligated to reimburse Vattenfall certain of such registration costs.

Based on the results of the pump test and the execution of an ERPA with Vattenfall, we are proceeding with the registration of the project with the EB of the CDM of the Kyoto Protocol and the required field work to install gas capture and power generation equipment.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the three-month period ended December 31, 2011 were $1,792,000 as compared to $2,581,000 for the three-month period ended December 30, 2010. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Net Loss

As a result of the above, we incurred a net loss of $1,795,000 for the three-month period ended December 31, 2011, as compared to a net loss of $2,580,000 for the three-month period ended December 31, 2010.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011 was filed.

Liquidity

As of December 31, 2011, we had cash of $7,000 compared to $102,000 thousand as of December 31, 2010. As of December 31, 2011, we had working capital deficit of $281,000 compared to working capital of $19,000 as of December 31, 2010. Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to December 31, 2011 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at December 31, 2011, we had no commitments for any capital expenditures. Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending December 31, 2012. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at December 31, 2011, we had no off-balance sheet arrangements of any nature.

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

Subsequent Events

Our former chief financial officer, Mr. Amit Zilbershtein, resigned from the Company on January 11, 2012. On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive NIS 220 per hour for the work he performs for the Company. On January 5, 2012, we approved the issuance of 1,250,000 common shares of the Company to an investor for $35,000. We will deliver such shares to the investor against receipt of payment.of the $35,000 purchase price.

On February 1, 2012 we issued and granted 1,600,000 shares of our common stock to each of our Chief Executive Officer and Chairman of the Board and 500,000 shares of our common stock to our Chief Carbon Officer and general counsel, in each case, to compensate them for their extraordinary efforts to cause Vattenfall to sign the ERPA with Puresphere.

On February 6, 2012, we increased the number of the board members from two to three and appointed Mr. Joshua Shoham as the third member of our board of directors for a term of two years. We also granted 2,000,000 common shares of our stock to Mr. Shoham, which are subject to pro-rata forfeiture in the event that Mr. Shoham ceases to serve as director for any reason prior to the end of his two year term. Mr. Shoham will not receive any other compensation for his service as director.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at December 31, 2011. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as on December 31, 2011 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission (“Treadway Commission Framework”). Management’s evaluation concluded that there were no material weaknesses with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at December 31, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On November 16, 2011, we signed an additional securities purchase agreement with Asher, pursuant to which Asher purchased an aggregate amount of U.S. $32,500 of our 8% convertible notes (the “Notes”). The Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning 180 days following the date of the note and ending on the complete satisfaction of the note (by payment or conversion). The Company has the right to prepay the Note under the certain conditions for 180 days following the issue date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

No.	Description
10.1	Securities Purchase Agreement with Asher Enterprises, Inc.
10.2	Service Agreement with Shlomo Zakai
10.3	Sofokrom Landfill Project Agreement
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: February 15, 2012

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 15, 2012

- 19 -