Form 10-Q
period 2012-03-31
BLUE SPHERE CORP.
filed 2012-05-14
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at May 14, 2012, there were 176,862,174 shares of common stock, par value $0.001 per share, issued and outstanding.

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

AS OF MARCH 31, 2012

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of March 31, 2012 and September 30, 2011	5
Statements of operations for the six months and three months ended March 31, 2012 and 2011; and for the period from July 17, 2007 through March 31, 2012	6
Statements of changes in stockholders' deficit for the period of six months ended March 31, 2012; and for the period from July 17, 2007 through September 30, 2011	7
Statements of cash flows for the six months ended March 31, 2012 and 2011; and for the period from July 17, 2007 through March 31, 2012	8
Notes to interim financial statements	9 - 13

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	September 30,
	2012	2011
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$13	$50
Other current assets	55	17
Total current assets	68	67

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	7	9
Total assets	$75	$76
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Accounts payables	$16	$9
Other accounts payable	308	163
Debentures and loans	174	45
Total current liabilities	498	217
STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2012 and September 30, 2011, Issued and outstanding: 147,969,131 shares and 116,725,297 shares at March 31, 2012 and September 30, 2011, respectively	148	117
Additional paid-in capital	25,624	22,670
Accumulated deficit during the development stage	(26,195)	(22,928)
Total Stockholders’ Equity (Deficit)	(423)	(141)
Total liabilities and Stockholders’ Equity (Deficit)	$75	$76

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

					Cumulative
					from July 17,
	Six months ended		Three months ended		2007 through
	March 31		March 31		March 31,
	2012	2011	2012	2011	2012
	(Unaudited)		(Unaudited)		Unaudited

OPERATING EXPENSES -
General and administrative expenses *	$3,260	$7,474	$1,468	$4,893	$26,187
FINANCIAL EXPENSES (INCOME), net	7	1	4	2	8
NET LOSS FOR THE PERIOD	$3,267	$7,475	$1,472	$4,895	$26,195

Net loss per common share - basic and diluted	$(0.03)	$(0.11)	$(0.01)	$(0.07)

Weighted average number of common shares outstanding during the period - basic and diluted	126,602,638	69,950,549	133,792,916	73,433,333

*	In the six months period ended March 31, 2012 and 2011 - includes $2,598 thousands and $4,676 thousands, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.00001 Par Value		Additional paid- in	during the development	Total Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH DECEMBER 31, 2011 (audited):
Issuance of common stock	471,948	-	198	-	198
Share split of 35:1	64,600,000	65	(65)	-	-
Common stock issued as direct offering costs	2,000,000	2	995	-	997
Share based compensation	16,025,609	16	16,105	-	16,121
Exercise of Options	8,321,917	8	-	-	8
Issuance of shares for services	23,405,823	24	5,370	-	5,394
Net loss for the period	-	-	-	(22,928)	(22,928)
BALANCE AT SEPTEMBER 30, 2011 (audited)	116,725,297	$117	$22,670	$(22,928)	$(141)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED MARCH 31, 2012 (unaudited):
Share based compensation	-	-	2,598	-	2,598
Issuance of common stock	525,000	1	19	-	20
Issuance of common stock in respect of issuance of debentures	2,800,000	3	14	-	17
Issuance of shares for services	11,275,000	11	339	-	350
Exercise of Options	16,643,834	16	(16)	-	-
Net loss for the period	-	-	-	(3,267)	(3,267)
BALANCE AT MARCH 31, 2012 (Unaudited)	147,969,131	$148	$25,624	$(26,195)	$(423)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Six months ended		2007 through
	March 31		March 31,
	2012	2011	2012
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(3,267)	$(7,475)	$(26,195)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Share based compensation expenses	2,598	4,676	18,719
Depreciation	1	-	1
Expenses in respect of debentures and loans	3	-	3
Issuance of shares for services	350	2,346	5,744
Issuance of shares in respect of issuance of debentures	17	-	17
Receivables on account of shares	-	99	-
Increase in other current assets	(7)	(76)	(24)
Increase in accounts payables	6	45	15
Increase (decrease) in other account payables	147	(3)	310
Net cash used in operating activities	(152)	(388)	(1,410)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchasing of fixed assets	-	(1)	(9)
Net cash used in investing activities	-	(1)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Loan granted	(30)	-	(30)
Loan received	30	-	30
Proceeds from issuance of convertible debentures	95	-	140
Proceeds from stock issued for cash	20	100	1,284
Net cash provided by financing activities	115	100	1,432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37)	(289)	13

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50	355	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13	$66	$13

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp.. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2012 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

During the second quarter of 2012, the Company's 50%-owned subsidiary, Puresphere Ltd, commenced its operations. The results of its operations and balance sheet as of March 31, 2012 has not been material.

On September 16, 2011, we signed a securities purchase agreement with Asher Enterprises, Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of our 8% convertible notes (the “Notes”). The Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the Notes. The Company has the right to prepay the Notes under the certain conditions for 180 days following the issue date. On each of November 21, 2011 and February 2, 2012, Asher purchased an additional U.S. $32,500 of our 8% convertible notes (for an aggregate total of U.S. $65,000). Such additionally-purchased notes, together with the Notes, are referred to as the “Asher Notes”.

On March 19, 2012 Asher transferred 100% of the Asher Notes to third parties. After the balance sheet date, such third parties converted $115 thousand (i.e., 100% of the principal amount) of the Principal amount of the Asher Notes into 28,893,043 shares of the Company (a conversion price of $0.0039802 per share).

On March 26, 2012, Asher purchased an additional U.S. $53,000 of our 8% convertible notes. The funds relating to such convertible notes were received after the balance sheet date.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended march 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, the Company had approximately $13 thousand in cash and cash equivalents, approximately $430 thousand in negative working capital, a stockholders’ deficit of approximately $423 thousand and an accumulated deficit during development stage of approximately $26,195 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On October 11, 2011, the Company and Bluebird signed an amendment for the May 22, 2011 agreement according to it, in order to incentivize Bluebird to expand and enhance its efforts on behalf of the Blue Sphere, the Company shall issue the Bluebird (1) additional 500,000 common shares of the company upon signing of the amendment to the agreement (2) additional 500,000 common shares upon receipt of an investment or debt of at least $5,000 thousands and (3) additional 500,000 common shares upon receipt of an additional investment or debt of at least $5,000 thousands (total amount received of $10,000 thousand). On November 28, 2011 the Company issued to Bluebird 500,000 common shares under the above amendment to the agreement. The shares to be issued under the above amendment would be restricted for a period of 12 months from the date of issuance.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES: (continue)

On January 5, 2012, the Company approved the issuance of 1,250,000 common shares of the Company to an investor for total consideration of $35 Thousand. The consideration for the shares has not yet been received to the date of the approval of the financial statements.

On February 1, 2012 the Company approved and granted 1,600,000 common shares of the Company for each of its Chief Executive Officer and the Chairman of the Board. In addition, the Company approved and granted 500,000 common shares of the Company for its Chief Carbon Officer and general counsel.

On February 6, 2012 the Company appointed Mr. Joshua Shoham as a director and issued him 2,000,000 common shares of the Company. The shares are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. In addition, on February 29, 2012 the Company appointed Mr. Shoham as the chairman of the board for a period of two years and granted him with additional 2,000,000 shares.

On February 20, 2012 Chief Executive Officer and the former Chairman of the Board exercised 16,643,834 options granted to them on May 13, 2010 into Company shares. The options exercise price was deducted from Company's debt to Chief Executive Officer and the former Chairman of the Board.

On February 20, 2012 the Company approved the grant of 4,000,000 common shares to a consultant of which 2,000,000 shares are subject claw-back provision, according to which in the event that the Company has not closed 6 additional deals within 18 months from the effective date as detailed in the consulting agreement, such shares would be returned to the Company. The shares under such agreement have not yet been issued as of the date of the approval of the financial statements.

On February 21, 2012, the Company executed a promissory note (the “Promissory Note”) pursuant to which it borrowed $30,000 from Jean-Marc Karouby, M.D., an individual residing in France (the “French Lender”). Part of the consideration for the Promissory Note was the issuance of 2,800,000 shares of common stock of the Company. In connection with such issuance of shares, the Company also granted to the French Lender piggy-back registration rights. As a result, such shares may be registered under the S-1.

The maturity date of the Promissory Note is November 20, 2012. Under the terms of the Promissory Note, interest accrues on the basis of a 270-day year at a rate of 18% per annum or at a higher rate of 24% per annum if such higher rate is permissible under Nevada law. The Promissory Note is governed under the laws of Nevada. The default rate of interest under the Promissory Note is 35% per annum, and a default shall be declared upon a declaration by the Company of bankruptcy under Chapter 7 or Chapter 11 under the applicable federal United States bankruptcy laws or upon the failure to make payments when due on or before 10 days after an applicable due date. Monthly interest payments of $600 are due on or before the 20th of each month while the Promissory Note remains outstanding. In addition to payment of the default interest rate and principal, upon a default the Company shall also issue to the French Lender additional shares of its common stock equal to 150% of the value of the principal and interest due converted at the applicable trading price for the Company’s shares at the time of default. Cash payments due under the Promissory Note have been personally guaranteed by Shlomo Palas, the Company’s Chief Executive Officer.

On February 28, 2012, the Company issued to its representative in Ghana 4,000,000 shares, of which 2,000,000 are subject to forfeiture if the Company would not closed six additional transactions through introductions made by the Ghanaian representative within 18 months thereafter. The shares under such agreement have not yet been issued to the representative.

NOTE 8 – SUBSEQUENT EVENTS:

On March 19, 2012 Asher transferred 100% of the Asher Notes to third parties. After the balance sheet date, such third parties converted $115 thousand of the principal amount of the Asher Notes into 28,893,043 shares of common stock of the Company (a conversion price of $0.0039802 per share).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 1,900,000 shares to 66,500,000 shares; (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg.  Mssrs. Palas and Weinberg were each granted two-year time-vested stock options to purchase 8,321,917 shares of common stock, representing 9% of our then outstanding shares, at an exercise price of $.001 per share. Both Mssrs. Palas and Weinberg exercised their options on March 20, 2012 and each received 8,321,917 shares. Both Mssrs. Palas and Weinberg offset debt owed to them by the Company instead of paying their respective option strike price in cash.

On March 3, 2010, Mssrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned. On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer. Mr. Radom serves in this capacity on a full-time basis. Mr. Radom receives a monthly salary of U.S. $7,000 and is entitled to receive five percent of the net profits of any project he introduces to the Company and two percent of the net profits of any other project the Company implements. On August 23, 2011, Mr. Radom received 4,500,000 shares of common stock of the Company. On July 28, 2011, we appointed Roy Amizur our Executive Vice-President. Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than U.S. $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000. Mr. Amizur has also received 12,500,000 shares of common stock of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement. Mr. Amizur also received 1,075,000 shares of common stock on August 23, 2011 as a bonus, which are not subject to any forfeiture. On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive NIS 220 per hour for the work he performs for the Company.

We have three full-time employees–our chief executive officer, our executive vice-president and our chief carbon officer and five part-time employees – our chief financial officer, an office manager, a book-keeper, a representative in China, who assists us in identifying projects in China and a representative in Ghana, who assists us in identifying projects and in Ghana. In November 2011, we issued our Chinese representative 3,000,000 shares of common stock in exchange for project introduction and management services to be performed over the course of three years. On February 28, 2012, we issued our representative in Ghana 4,000,000 shares, of which 2,000,000 are subject to forfeiture if we have not closed six additional transactions through introductions made by our Ghanaian representative within 18 months thereafter.

On February 1, 2012, we issued and granted 1,600,000 shares of our common stock to each of our Chief Executive Officer and Chairman of the Board and 500,000 shares of our common stock to our Chief Carbon Officer and general counsel, in each case, to compensate them for their extraordinary efforts to cause Vattenfall to sign the ERPA with Puresphere.

In February 2012, Eliezer Weinberg resigned from the Board of Directors. In his place, we appointed Joshua Shoham as non-executive Director and Chairman of the Board. Mr. Shoham received 2,000,000 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. That is his sole compensation.

We have employment agreements with our chief executive officer and a consulting agreement with our chief carbon officer and Mr. Weinberg, our former chairman of the board. Mr. Weinberg continues to promote and devote substantial amounts of time to the business of the Company. We have no other employment or similar agreements with any of our employees.

On December 14, 2011, we filed a registration statement on Form S-1 with the Securities Exchange Commission (the “S-1”) to register the resale of approximately 12.8 million shares of common stock Blue Sphere may issue to Centurion Private Equity, LLC (“Centurion”) pursuant to the terms of its $20 million equity line of credit (“Equity Facility”) opened in August 2011 with Centurion. The S-1 will also cover re-sales of shares of common stock we issued to the French Lender (as defined below). We expect the S-1 to be declared effective in the third calendar quarter of 2012.

On January 31, 2012, we lent an Israeli company, CTG Clean Technology Group Limited (the “Borrower”), U.S. $30,000 at an annual rate of interest of eight percent (8%). The purpose of this loan was to provide the borrower capital to continue its operations while we considered acquiring such company. On February 8, 2012, we received the cash to make such loan to the Borrower from a Cyprus company. The terms on which we received such money are that either the Cyprus company will be repaid in full if and when we are paid by CTG or the Cyprus company will be entitled to convert the $30,000 it invested in us into shares of our common stock. The Borrower pledged the revenues from its Angolan waste-water project toward the repayment of the principal and interest of this loan. To-date, we have not received any payment whatsoever. However, we are in negotiations with CTG with respect to repayment of such loan together with accrued and unpaid interest. As of the date hereof, we are no longer considering any acquisition or transaction with the Borrower other than repayment of the loan.

On February 21, 2012, the Company executed a promissory note (the “Promissory Note”) pursuant to which it borrowed $30,000 from Jean-Marc Karouby, M.D., an individual residing in France (referred to herein as the “French Lender”). Part of the consideration for the Promissory Note was the issuance of 2,800,000 shares of common stock of the Company. In connection with such issuance of shares, the Company also granted to the French Lender piggy-back registration rights. As a result, such shares may be registered under the S-1.

The maturity date of the Promissory Note is November 20, 2012. Under the terms of the Promissory Note, interest accrues on the basis of a 270-day year at a rate of 18% per annum or at a higher rate of 24% per annum if such higher rate is permissible under Nevada law. The Promissory Note is governed under the laws of Nevada. The default rate of interest under the Promissory Note is 35% per annum, and a default shall be declared upon a declaration by the Company of bankruptcy under Chapter 7 or Chapter 11 under the applicable federal United States bankruptcy laws or upon the failure to make payments when due on or before 10 days after an applicable due date. Monthly interest payments of $600 are due on or before the 20th of each month while the Promissory Note remains outstanding. In addition to payment of the default interest rate and principal, upon a default the Company shall also issue to the French Lender additional shares of its common stock equal to 150% of the value of the principal and interest due converted at the applicable trading price for the Company’s shares at the time of default. Cash payments due under the Promissory Note have been personally guaranteed by Shlomo Palas, the Company’s Chief Executive Officer.

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

On March 23, 2012, we signed a term sheet with a developer of biomass waste-to-energy projects in the United States in respect of one such project to be implemented in Columbia, South Carolina. This is our first project to-date outside the scope of the Kyoto Protocol. We are currently performing due diligence on this project. There are no assurances that we will arrive at a satisfactory result and decide to implement the project. If we do implement such project, we will have an option on implementing other projects to be introduced to us by such developer. This project was introduced to us by PPC.

As a result of signing this term sheet and our efforts leading up to such term sheet, we have decided to emphasize and redouble our efforts in identifying and obtaining rights to implement promising biomass waste-to-energy projects in the United States. In this connection, we have developed a pipeline of several similar projects and are currently negotiating term sheets for several similar projects.

We are also continuing our efforts and initiatives to identify and secure the rights to implement biomass waste-to-energy projects at dairy farms in the United States and are in the initial stages of negotiations with several sites.

There can be no assurances that we will implement any biomass waste-to-energy project of any nature in the United States.

Carbon Credit Projects

We have six signed agreements to implement carbon credit projects and are currently evaluating each project to determine its optimal method of implementation, identifying suitable experts to assist us in project implementation and arranging necessary financing. We are also continuing to pursue and sign new carbon credit projects with high volume potential.

On July 10, 2011, we signed a joint venture agreement with BPure Environmental Improvement Group, Ltd. (“BPure”), an experienced project management Israeli company specializing in green development projects, to finance the entire capital and manage the equipment, procurement and construction work required to implement two (2) of our landfill projects in Ghana, Africa: (i) the Oti Sanitary Landfill in Kumasi and (ii) the Sofokrom Landfill site in Takoradi. Under the terms of the agreement, we will open a special purpose company to implement the projects of which we shall be equal owners, but BPure will be entitled to recoup 100% of its investment before we will be entitled to any dividends or distributions.

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

On April 2, 2012, we signed, through our 50%-owned subsidiary, Puresphere Ltd., a validation agreement with the Japan Consulting Institute (the “Validator”) in respect of our Oti Sanitary Landfill CDM Project and our African Landfill Programme of Activities. On April 24, 2012, we submitted a final programme of activities design document (“PoADD”) to the Validator in respect of the Oti Sanitary Landfill CDM Project. On April 28, 2012, the Validator uploaded the PoADD onto the applicable web site of the United Nations for the 30-day global stakeholder consultation. After such consultation is complete, the Validator has indicated its intention to visit the site in June of 2012 and then submit its validation report to the Executive Board of the CDM with a request to register this project by no later than October 2012.

On May 2, 2012, we signed a CPA confirmation with Vattenfall in respect of the Sofokrom Sanitary Landfill CDM Project in Takoradi, Ghana. We are now scheduling a pump test for May or June 2012 and if the result is satisfactory to us and our partner, BPure, we expect to commence project implementation at the Sofokrom site in the third or the fourth quarter of 2012.

BPure is financing all of the foregoing activities (except those financed by Vattenfall pursuant to the ERPA) in accordance with and pursuant to the terms of joint venture with BPure.

We also commenced in March 2012 negotiations with General Electric in respect of the purchase, installation and operation of a generator-set at the Oti Landfill CDM Project for the purpose of electricity generation.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the six-month period ended March 31, 2012 were $3,260 as compared to $7,474 for the six-month period ended March 31, 2011. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Net Loss

As a result of the above, we incurred a net loss of $3,267 for the six-month period ended March 31, 2012, as compared to a net loss of $7,475 for the six-month period ended March 31, 2011.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Inflation

Our results of operations have not been materially affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

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

Liquidity

As of March 31, 2012, we had cash of $13 compared to $66 thousand as of March 31, 2011. As of March 31, 2012, we had working capital deficit of $430 compared to working capital of $6 as of March 31, 2011. Management anticipates that existing cash resources, including the proceeds of the equity private placements described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require a minimum of $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at March 31, 2012, we had no commitments for any capital expenditures. Based on project agreements signed to-date and projects in the pipeline, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2012. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at March 31, 2012, we had no off-balance sheet arrangements of any nature.

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

Recent Events

On March 24, we signed a term-sheet in respect of a biogas energy co-generation facility to be located in Columbia, South Carolina. The feedstock for this facility is expected to be 48,000 tons of organic food and yard waste. We are in the process of performing due diligence on this project. If we reach a satisfactory result on such due diligence, we will, subject to obtaining sufficient debt and equity financing, implement such project. We offer no assurances of any nature that we will (i) be satisfied with the due diligence, (ii) obtain debt and/or equity financing or (iii) implement such project at all.

On April 2, 2012, we signed, through our 50%-owned subsidiary, Puresphere Ltd., a validation agreement with the Japan Consulting Institute (the “Validator”) in respect of our Oti Sanitary Landfill CDM Project and our African Landfill Programme of Activities. On April 24, 2012, we submitted a final programme of activities design document (“PoADD”) to the Validator in respect of the Oti Sanitary Landfill CDM Project. On April 28, 2012, the Validator uploaded the PoADD onto the applicable web site of the United Nations for the 30-day global stakeholder consultation. After such consultation is complete, the Validator has indicated its intention to visit the site in June of 2012 and then submit its validation report to the Executive Board of the CDM with a request to register this project by no later than October 2012.

On May 2, 2012, we signed a CPA confirmation with Vattenfall in respect of the Sofokrom Sanitary Landfill CDM Project in Takoradi, Ghana. We are now scheduling a pump test for May 2012 and if the result is satisfactory to us and our partner, BPure, we expect to commence project implementation at the Sofokrom site in the third or fourth quarter of 2012.

On May 8, 2012, we signed a term-sheet in respect of two biogas energy co-generation facilities to be located in Rhode Island and North Carolina. The feedstock for these facilities is expected to be organic food waste from local Walmart stores. We are in the process of performing due diligence on this project. If we reach a satisfactory result on such due diligence, we will, subject to obtaining sufficient debt and equity financing, implement such project. We offer no assurances of any nature that we will (i) be satisfied with the due diligence, (ii) obtain debt and/or equity financing or (iii) implement such project at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at March 31, 2012. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

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

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at March 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2012, the Company received $30,000 from a Cyprus company for the express purpose of lending this amount to the Borrower (which we did). We will either pay back the Cyprus company if and when we receive payment from the Borrower or the Borrower will be entitled to convert this amount into shares of common stock. We are in negotiations with the Borrower with respect to being repaid, but can offer no assurances as to if and when we will receive any payment from the Borrower.

On February 21, 2012, the Company executed the Promissory Note pursuant to which it borrowed $30,000 from the French Lender. Part of the consideration for the Promissory Note was the issuance of 2,800,000 shares of common stock of the Company. In connection with such issuance of shares, the Company also granted to the French Lender registration rights. As a result, such shares are being registered under the S-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

No.	Description
10.1	Promissory Note Agreement with Dr. Jean-Marc Karouby
10.2	Convertible Note Agreement with the Cyprus Company
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: May 14, 2012

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 14, 2012

-22-