Form 10-Q
period 2012-06-30
BLUE SPHERE CORP.
filed 2012-08-14
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at August 13, 2012, there were 182,195,507 shares of common stock, par value $0.001 per share, issued and outstanding.

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

AS OF JUNE 30, 2012

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance sheets as of June 30, 2012 and September 30, 2011	4

Statements of operations for the nine months and three months ended June 30, 2012 and 2011; and for the period from July 17, 2007 through June 30, 2012	5

Statements of changes in stockholders' deficit for the period of nine months ended June 30, 2012; and for the period from July 17, 2007 through September 30, 2011	6

Statements of cash flows for the nine months ended June 30, 2012 and 2011; and for the period from July 17, 2007 through June 30, 2012	7

Notes to interim financial statements	8- 12

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30,	September 30,
	2012	2011
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$9	$50
Other current assets	48	17
Total current assets	57	67

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	7	9
Total assets	$64	$76
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Accounts payables	$13	$9
Other accounts payable	391	163
Debentures and loans	148	45
Total current liabilities	552	217

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2012 and September 30, 2011, Issued and outstanding: 179,862,174 shares and 116,725,297 shares at June 30, 2012 and September 30, 2011, respectively	179	117
Additional paid-in capital	25,713	22,670
Accumulated deficit during the development stage	(26,380)	(22,928)
Total Stockholders’ Equity (Deficit)	(488)	(141)
Total liabilities and Stockholders’ Equity (Deficit)	$64	$76

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

					Cumulative
					from July 17,
	Nine months ended		Three months ended		2007 through
	June 30		June 30		June 30,
	2012	2011	2012	2011	2012
	(Unaudited)		(Unaudited)		Unaudited

OPERATING EXPENSES -
General and administrative expenses *	$3,428	$10,204	$168	$2,730	$26,355
FINANCIAL EXPENSES (INCOME), net	14	2	7	1	15
	3,442	10,206	175	2,731	26,370
Other losses	10	-	10	-	10
NET LOSS FOR THE PERIOD	$3,452	$10,206	$185	$2,731	$26,380

Net loss per common share - basic and diluted	$(0.02)	$(0.14)	$(0.001)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	143,951,998	71,067,033	178,841,371	72,371,823

*	In the nine months period ended June 30, 2012 and 2011 - includes $2,609 thousands and $7,013 thousands, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.00001 Par Value		Additional paid- in	during the development	Total Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH DECEMBER 31, 2011 (audited):
Issuance of common stock	471,948	-	198	-	198
Share split of 35:1	64,600,000	65	(65)	-	-
Common stock issued as direct offering costs	2,000,000	2	995	-	997
Share based compensation	16,025,609	16	16,105	-	16,121
Exercise of Options	8,321,917	8	-	-	8
Share based compensation for services	23,405,823	24	5,370	-	5,394
Net loss for the period	-	-	-	(22,928)	(22,928)
BALANCE AT SEPTEMBER 30, 2011 (audited)	116,725,297	$117	$22,670	$(22,928)	$(141)
CHANGES DURING THE PERIOD OF NINE
MONTHS ENDED JUNE 30, 2012 (unaudited):
Share based compensation	-	-	2,609	-	2,609
Issuance of common stock	525,000	1	19	-	20
Issuance of common stock in respect of issuance of debentures	31,693,043	32	98	-	130
Share based compensation for services	14,275,000	13	333	-	346
Exercise of Options	16,643,834	16	(16)	-	-
Net loss for the period	-	-	-	(3,452)	(3,452)
BALANCE AT JUNE 30, 2012 (Unaudited)	179,862,174	$179	$25,713	$(26,380)	$(488)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Nine months ended		2007 through
	June 30		June 30,
	2012	2011	2012
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(3,452)	$(10,206)	$(26,380)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	2,609	7,013	18,730
Depreciation	2	-	2
Expenses in respect of debentures and loans	16	-	16
Issuance of shares for services	347	2,572	5,741
Issuance of shares in respect of issuance of debentures	17	-	17
Receivables on account of shares	-	-	-
Increase in other current assets	(11)	13	(28)
Increase in accounts payables	4	85	13
Increase (decrease) in other account payables	226	(3)	389
Net cash used in operating activities	(242)	(526)	(1,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchasing of fixed assets	-	(1)	(9)
Net cash used in investing activities	-	(1)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Loan granted	(30)	-	(30)
Loan received	30	-	30
Proceeds from issuance of convertible debentures	181	-	226
Proceeds from stock issued for cash	20	199	1,284
Net cash provided by financing activities	201	199	1,518

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41)	(328)	9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50	355	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$27	$9

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction. The Company seeks to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

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

During the second quarter of 2012, the Company's 50%-owned subsidiary, Puresphere Ltd, commenced its operations. The results of its operations and balance sheet as of June 30, 2012 has not been material.

On September 16, 2011, we signed a securities purchase agreement with Asher Enterprises Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of our 8% convertible notes (the “Notes”). The Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the Notes. The Company has the right to prepay the Notes under the certain conditions for 180 days following the issue date. On each of November 21, 2011 and February 2, 2012, Asher purchased an additional U.S. $32,500 of our 8% convertible notes (for an aggregate total of U.S. $65,000). Such additionally-purchased notes, together with the Notes, are referred to as the “Asher Notes”.

On March 19, 2012 Asher transferred 100% of the Asher Notes to third parties. During April 2012, such third parties converted $110 thousand (i.e., 100% of the principal amount) of the Principal amount of the Asher Notes into 28,893,043 shares of the Company (a conversion price of $0.0039802 per share).

On March 26, 2012, and May 7, 2012 Asher purchased an additional U.S. $53,000 and $32,500, respectively of our 8% convertible notes.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2012, the Company had approximately $9 thousand in cash and cash equivalents, approximately $495 thousand in negative working capital, a stockholders’ deficit of approximately $488 thousand and an accumulated deficit during development stage of approximately $26,380 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7 – COMMON SHARES: (continue)

On February 28, 2012, the Company issued to its representative in Ghana 4,000,000 shares, of which 2,000,000 are subject to forfeiture if the Company would not closed six additional transactions through introductions made by the Ghanaian representative within 18 months thereafter. 2,000,000 shares under such agreement have not yet been issued to the representative.

On June 1, 2012 the Company issued to a consultant 1,000,000 shares. Such shares are restricted from transfer for a period of 12 months from the dates of its issuance.

During April 2012, third parties converted $110 thousand of the Principal amount of the Asher Notes into 28,893,043 shares of the Company (a conversion price of $0.0039802 per share) (see further information above).

NOTE 8 – SUBSEQUENT EVENTS:

On July 1, 2012, the Company entered into and signed an investment agreement with Fidelity Venture Capital Limited, an Israeli company (“Fidelity”), pursuant to which Fidelity has committed to arrange the investment of up to USD 1,000,000 in notes convertible into shares of common stock or more senior equity securities of Registrant (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of Registrant’s shares depending on when any such conversion is consummated. The notes will bear annual interest of 6.5% to be paid semi-annually in arrears. The Company has committed to pay off the outstanding principal of the notes by paying to Fidelity 7% of gross income and making certain pre-payments of the principal during the term of the notes. Fidelity is to receive shares of common stock of the Company worth USD 0.70 cents for each dollar it invested in the Notes (the “Incentive Shares”). The Company has pledged the income from its projects to Fidelity as security to pay the notes in full.

On July 1, 2012, Registrant agreed to issue and transfer to Fidelity approximately 46,000,000 shares of its common stock in order to discharge its obligation to deliver to Fidelity the Incentive Shares described above. The Incentive Shares constitute a 20% ownership stake in Registrant. Registrant will deliver such shares to Fidelity against receipt of cash. To-date, we have issued and delivered to Fidelity 2,333,333 shares of common stock against the receipt of $30,000 in cash. We are using such cash for general and administrative purposes.

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

On March 3, 2010, Mssrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned. On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer. Mr. Radom serves in this capacity on a full-time basis. Mr. Radom receives a monthly salary of U.S. $7,000 and is entitled to receive five percent of the net profits of any project he introduces to the Company and two percent of the net profits of any other project the Company implements. On August 23, 2011, Mr. Radom received 4,500,000 shares of common stock of the Company. Mr. Radom also received 500,000 shares of common stock in January 2012 as a bonus, which are not subject to any forfeiture (see below for more details). On July 28, 2011, we appointed Roy Amizur our Executive Vice-President. Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than U.S. $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000. Mr. Amizur has also received 12,500,000 shares of common stock of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement. Mr. Amizur also received 1,075,000 shares of common stock on August 23, 2011 as a bonus, which are not subject to any forfeiture. Due to the extraordinary contributions made by Mr. Amizur to the operations of the Company, we commenced payment of salary to Mr. Amizur in July 2012. On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive NIS 220 per hour for the work he performs for the Company.

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

On February 1, 2012, we issued and granted 1,600,000 shares of our common stock to each of our Chief Executive Officer and then Chairman of the Board and 500,000 shares of our common stock to our Chief Carbon Officer and general counsel, in each case, to compensate them for their extraordinary efforts to cause Vattenfall to sign the ERPA with Puresphere.

In February 2012, Eliezer Weinberg resigned from the Board of Directors and no longer is employed or engaged in any manner of or active in the operations of the Company. In his place, we appointed Joshua Shoham as non-executive Director and Chairman of the Board. Mr. Shoham received 4,000,000 shares of stock, of which 2,000,000 are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. That is his sole compensation.

We have employment agreements with our chief executive officer and a consulting agreement with our chief carbon officer. We have no other employment or similar agreements with any of our employees.

On January 31, 2012, we lent an Israeli company, CTG Clean Technology Group Limited (the “Borrower”), U.S. $30,000 at an annual rate of interest of eight percent (8%). The purpose of this loan was to provide the borrower capital to continue its operations while we considered acquiring such company. On February 8, 2012, we received the cash to make such loan to the Borrower from a Cyprus company. The terms on which we received such money are that either the Cyprus company will be repaid in full if and when we are paid by CTG or the Cyprus company will be entitled to convert the $30,000 it invested in us into shares of our common stock. The Borrower pledged the revenues from its Angolan waste-water project toward the repayment of the principal and interest of this loan. To-date, we have not received any payment whatsoever. As of the date hereof, we are no longer considering any acquisition or transaction with the Borrower other than repayment of the loan. The Cyprus company that provided us such cash has not contacted us at all. We are considering following-up with such entity and/or waiting to be contacted.

On March 26, 2012 and May 7, 2012, the Company issued two promissory notes to Asher Capital in the amount of $53,000 and $32,500, respectively. These notes are due and payable on December 28, 2012 and February 11, 2013, respectively. To the extent we do not pay the principal in full, the lender will have the right to convert the outstanding principal balance into shares of common stock at a conversion rate of 58% of the market price of the lowest three closing bid prices during the 10 trading dates ending on the date this one day prior to such conversion..

On July 1, 2012, we signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of Registrant (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of Registrant’s shares depending on when any such conversion is consummated. The notes will bear annual interest of 6.5% to be paid semi-annually in arrears. Registrant has committed to pay off the outstanding principal of the notes by paying to the holders of such convertible notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of such convertible notes are to receive shares of common stock of Registrant worth USD 0.70 cents for each dollar it invested in the Notes (the “Incentive Shares”). Registrant has pledged the income from its projects to such holders as security to pay the notes in full. Fidelity will receive nine percent of the gross proceeds it raises for us.

.

From 2010 to the end of 2011, we were primarily focused on implementing carbon credit projects in the developing world under the auspices of the Kyoto Protocol. In this connection, we commenced our landfill projects in Ghana (as described more fully below) in 2011. However and despite starting what we hope is a promising set of landfill gas-to-energy projects in Africa, in the last quarter of 2011, we realized that we were positioned for a much greater opportunity: waste-to-energy.

Our model in respect of waste-to-energy is to build, own and operate. We first select projects with signed, long-term agreements with waste producers or waste haulers in respect of the feedstock, with national governments or electricity corporations in respect of the energy output and with private entities in respect of other project by-products (such as renewable energy credits, heat, compost and fertilizer), in each case, prior to initiation of such projects.

Our role is to integrate all activities and components that make up a project, providing a turnkey, one-stop shop solution and doing everything needed to make its projects successful. We will work with and outsource key components of such projects to the Engineering Procurement Construction (“EPC”)/technology providers and other project participants that provide the best and most economical solution for each individual project. This will provide us the flexibility and freedom to tailor the best solution for each project. We will stay involved in managing and financing all aspects of the relevant project for its lifetime or until the project is sold, when that proves to be the best financial decision. This assures all of the involved parties - including waste producers, the financing parties, the EPC/technology providers and customers - that there is long-term overall continuity and responsibility for each project as a whole.

We are therefore now focusing most of our efforts and resources toward waste-to-energy projects. As described more fully below, we have signed term sheets in respect of three projects in the United States (North Carolina, Rhode Island and South Carolina) and are in the process of developing a pipeline of dozens more of such projects in the United States, China, Africa and elsewhere. There is a virtually endless supply of waste suitable for such projects and the demand for renewable energy in general and from such projects in particular is growing every year and exceeds the amount of renewable energy available to satisfy such demand.

Summary of Current Operations

Bluesphere has current and potential operations in two areas: (i) renewable energy generation/waste-to-energy and (ii) carbon credit projects. Altogether, we have six signed projects and a pipeline of several other projects that are in various stages of negotiation.

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

On February 24, 2012, we signed a term sheet with a developer of biomass waste-to-energy projects in the United States in respect of one such project to be implemented in Columbia, South Carolina. This is our first project to-date outside the scope of the Kyoto Protocol. The feedstock for this facility is expected to be 48,000 tons of organic food and yard waste annually, which is expected to produce enough biogas to power a 3.2 MW generator. We are currently performing due diligence on this project. There are no assurances that we will arrive at a satisfactory result and decide to implement the project. If we do implement such project, we will have an option on implementing other projects to be introduced to us by such developer.

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

On May 7, 2012, we signed a term sheet in respect of two more biomass waste-to-energy projects in the United States: (i) one in Johnston, Rhode Island and (ii) one in Concord, North Carolina. The feedstock for the Johnston, Rhode Island project is expected to be 50,000 tons of organic food waste annually, which is expected to produce enough biogas to power a 3.2 MW generator. The feedstock for the Concord, North Carolina plant is expected to be 80,000 tons of organic food waste annually, which is expected to produce enough biogas to power a 4.8 MW generator. We are currently performing due diligence on this project. There are no assurances that we will arrive at a satisfactory result and decide to implement the project in whole or in part. If we do implement such project (whether in whole or in part), we will have an option on implementing other projects to be introduced to us by such developer.

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

We performed a pump test in January 2012 at our Oti Landfill site in Kumasi, Ghana, the results of which were satisfactory to us and BPure.

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

On June 14, 2012, we conducted an on-site feasibility study at the Sofokrom landfill in Takoradi, Ghana. The results of such study suggest that the Sofokrom site will become a viable CDM landfill gas-to-energy project when another 4-9 meters of waste is dumped on top of the existing cell so that it reaches a height of 10-15 meters (at the moment, it is only 6 meters high). This can take 2-4 years depending on waste dumping practices. As such, we are considering our options in terms of when to implement a project at this site or to find another site in Ghana or elsewhere in Africa to implement our second site in our African Landfill Programme of Activities.

On June 15, 2012, we conducted a site visit and inspection with the Validator, which is now preparing its validation report in respect of the Oti Sanitary Landfill Project to be submitted to the United Nations to register our African Landfill Programme of Activities by September 2012.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the nine-month period ended June 30, 2012 were $3,428 thousands as compared to $10,204 thousands for the nine-month period ended June 30, 2011. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Net Loss

As a result of the above, we incurred a net loss of $3,452 thousands for the nine-month period ended June 30, 2012, as compared to a net loss of $10,206 thousands for the nine-month period ended June 30, 2011.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

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

Liquidity

As of June 30, 2012, we had cash of $9 thousand compared to $27 thousand as of June 30, 2011. As of June 30, 2012, we had working capital deficit of $495 thousand compared to working capital of $162 thousand as of June 30, 2011. Management anticipates that existing cash resources, including the proceeds of the equity private placements described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require a minimum of $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at June 30, 2012, we had no commitments for any capital expenditures. Based on project agreements signed to-date and projects in the pipeline, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2012. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at June 30, 2012, we had no off-balance sheet arrangements of any nature.

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

Recent Events

On July 1, 2012, we signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of Registrant (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of Registrant’s shares depending on when any such conversion is consummated. The notes will bear annual interest of 6.5% to be paid semi-annually in arrears. Registrant has committed to pay off the outstanding principal of the notes by paying to the holders of such convertible notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of such convertible notes are to receive shares of common stock of Registrant worth USD 0.70 cents for each dollar it invested in the Notes (the “Incentive Shares”). Registrant has pledged the income from its projects to such holders as security to pay the notes in full. Fidelity will receive nine percent of the gross proceeds it raises for us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at June 30, 2012. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at June 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 26, 2012 and May 7, 2012, the Company issued two promissory notes to Asher Capital in the amount of $53,000 and $32,500, respectively. These notes are due and payable on December 28, 2012 and February 11, 2013, respectively. To the extent we do not pay the principal in full, the lender will have the right to convert the outstanding principal balance into shares of common stock at a conversion rate of 58% of the market price of the lowest three closing bid prices during the 10 trading dates ending on the date this one day prior to such conversion.

On July 1, 2012, we signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of Registrant (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of Registrant’s shares depending on when any such conversion is consummated. The notes will bear annual interest of 6.5% to be paid semi-annually in arrears. Registrant has committed to pay off the outstanding principal of the notes by paying to the holders of such convertible notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of such convertible notes are to receive shares of common stock of Registrant worth USD 0.70 cents for each dollar it invested in the Notes (the “Incentive Shares”). Registrant has pledged the income from its projects to such holders as security to pay the notes in full. Fidelity will receive nine percent of the gross proceeds it raises for us.

On July 1, 2012, Registrant agreed to issue and transfer to Fidelity approximately 46,000,000 shares of its common stock in order to discharge its obligation to deliver to Fidelity the Incentive Shares described above. The Incentive Shares constitute a 20% ownership stake in Registrant. Registrant will deliver such shares to Fidelity against receipt of cash. To-date, we have issued and delivered to Fidelity 2,333,333 shares of common stock against the receipt of $30,000 in cash. We are using such cash for general and administrative purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

No.	Description
10.1	Promissory Note Agreements with Asher Capital
10.2	Fidelity Venture Capital Agreement
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 13, 2012

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 13, 2012

- 22 -