Form 10-K
period 2012-09-30
BLUE SPHERE CORP.
filed 2013-01-07
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

 Yes ☐  No ☒

As at September 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,334,455.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As at December 26, 2012, there were 281,324,803 shares of common stock, par value $0.001 per share issued and outstanding.

Our financial statements are stated in United States dollars (“U.S. $”, “$” or “USD”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its wholly-owned subsidiaries, Eastern Sphere, Ltd. and Blue Sphere USA, Inc., unless the context otherwise requires.

Forward Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors including, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) the financial and operating performance of our projects after commissioning, (iii) uncertainties regarding the market for and value of carbon credits including carbon credits associated with industrial gases, (iv) political and governmental risks associated with the countries in which we operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.   Business

 Overview

We are a project integrator in the clean energy production and waste to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, waste to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We believe that these markets have tremendous potential insofar as there is an endless supply of waste that can be used to generate power and valuable by-products. Not only is there an endless supply of waste, but in most, if not all cases, disposing of such waste in most parts of the world today is a costly problem that requires an environmentally-damaging solution, such as landfilling. We offer a cost-effective, environmentally-safe alternative. Additionally, the demand for energy in virtually every country in the world is increasing every year and governments everywhere are welcoming and supporting such clean energy and waste to energy initiatives.

Our business is presently primarily focused on the United States, Africa and China.  We seek to generate revenue through sales of:

•	Energy
•	Tipping fees
•	carbon credits
•	energy efficiency technology
•	project development services
•	compost
•	soil amendments
•	other by-products

As a project integrator, we are partnering with owners of biomass waste, landfills, livestock and other animal farms, agricultural enterprises, liquid waste treatment plants and other high volume producers of organic material to produce clean energy.

Our comprehensive service solution consists of:

•	managing the entire process of producing clean energy based on a BOO model (Build, Own and Operate)
•	selecting the most suitable technology for the project
•	arranging project financing (debt and equity)
•	arranging feedstock supply
•	devising and implementing ways for the project to become more energy efficient
•	obtaining eligibility for and receive carbon credits, renewable energy credits and other ecologically-related benefits
•	constructing and equipping the project on a turnkey basis
•	managing the project for the duration of its revenue-producing life

We are currently focusing on seven projects for which we have signed, definitive agreements to own and implement such projects and which are in various stages of development:

United States

•	Concord, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
•	Sofokrom Sanitary Landfill Waste to Energy 1 MW Plant
•	Oblogo/Mallam Landfill Waste to Energy 500 KW Plant
•	Ablekuma Landfill Waste to Energy 250 KW Plant
•	Accra General Landfill Waste to Energy 1 MW Plant

Please see Exhibits 10.12 and 10.13 for full copies of the Orbit agreements. Each of these projects are dependent upon, and will require, an infusion of significant capital, a portion of which, subject to our obtaining additional financing, we anticipate being required to contribute directly.  We anticipate a lead-time of at least six to twelve months from funding before any project becomes operational. We anticipate receipt of revenue from sales of electricity and other by-products as soon as such projects become operational.

In respect of our Concord and Johnston waste to energy projects in the United States, we have a 10% ownership interest in each project until such time as our financial partner in the project recoups 100% of its investment. After that, our ownership interest in these projects will be 50%.

We have a 20% ownership interest in our Oti Sanitary Landfill project in Ghana until such time as our partner in the project recoups 140% of its investment. After that, our ownership interest in the Oti project will be 50%.

Our ownership interest in our other projects will vary depending on a variety of factors.  In some cases, e.g., in respect of our Concord and Johnston projects, we will be required to pay a certain percentage of our profits to third-parties.

In addition, we are engaged in discussions relating to a range of clean energy projects in the United States, Europe and Asia focusing mainly on waste to energy projects.

Our preferred mode of operation when we identify a project with potential is to sign a term sheet or other form of preliminary agreement, conduct due diligence and arrange financing and, if necessary, technology, equipment, procurement and construction party, feedstock supplies and off-takers and, if the result of due diligence is positive and we are successful in arranging financing, to sign a final, definitive project agreement.

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 1,900,000 shares to 66,500,000 shares; (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg, our then non-executive chairman of the board.  Mssrs. Palas and Weinberg were each granted two-year time-vested stock options to purchase 8,321,917 shares of common stock, representing 9% of our then outstanding shares, at an exercise price of $.001 per share. As at the date of this annual report, Mr. Palas owns 20,121,917 shares of common stock of the Company.

On March 3, 2010, Mssrs. Palas and Weinberg were elected as members of our board of directors, with Mr. Weinberg being elected as non-executive Chairman.  In April and May 2010, the remaining management and board members of our company prior to the change of business resigned. On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer. Mr. Radom serves in this capacity on a full-time basis and also acts as our general counsel. Mr. Radom is receives a monthly salary of U.S. $7,000 and is entitled to receive five percent of the net profits of any project he introduces to the Company and two percent of the net profits of any other project the Company implements. On August 23, 2011, Mr. Radom received 4,500,000 shares of common stock of the Company. In January 2012 Mr. Radom received another 500,000 shares of common stock of the Company. In November 2012, Mr. Radom received an additional 4,000,000 shares of common stock of the Company. As at the date of this annual report, Mr. Radom owns 9,000,000 shares of common stock of the Company, none of which are subject to any forfeiture.

On July 28, 2011, we appointed Roy Amizur our Executive Vice-President. Mr. Amizur. At such time, Mr. Amizur received 12,500,000 shares of common stock of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement. In August 2011, Mr. Amizur received 1,075,000 shares of common stock as a bonus, which are not subject to any forfeiture. In November 2012, Mr. Amizur received an additional 5,000,000 shares of common stock, which are not subject to any forfeiture. As at the date of this annual report. Mr. Amizur owns 18,575,000 shares of common stock of the Company. As of July 2012, we agreed to start paying Mr. Amizur a monthly salary of U.S. $10,000.

On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive NIS 220 per hour for the work he performs for the Company. We have four persons providing us services on a full-time basis –our non-executive chairman, our chief executive officer, our executive vice-president and our chief carbon officer. We have three part-time employees – our chief financial officer, an office manager and a book-keeper. We have an advisory agreement with our non-executive chairman, a service agreement with our chief executive officer and executive vice-president and a consulting agreement with our chief carbon officer. We have no other employment or similar agreements with any of our employees.

In February 2012, our then non-executive chairman, Eliezer Weinberg, resigned from the board of directors. He no longer has any role in the Company. In his place, we appointed Joshua Shoham non-executive director and chairman of the board. Mr. Shoham received 4,000,000 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. In November 2012, Mr. Shoham received an additional 5,000,000 shares of common stock, which are not subject to any forfeiture. As at the date of this annual report, Mr. Shoham owns 9,000,000 shares of common stock of the Company. As of July 2012, we agreed to pay Mr. Shoham $10,000 per month plus VAT.

Since September 30, 2011, we have signed the following securities purchase agreements with Asher Enterprises, Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher has purchased an aggregate amount of U.S. $235,500 of our 8% convertible notes (collectively, the “Asher Notes”):

•	$32,500 in aggregate principal amount on November 11, 2011
•	$32,500 in aggregate principal amount on January 26, 2012
•	$53,000 in aggregate principal amount on March 26, 2012
•	$32,500 in aggregate principal amount on May 7, 2012
•	$32,500 in aggregate principal amount on September 13, 2012
•	$32,500 in aggregate principal amount on November 6, 2012

The Asher Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning after their respective issue dates and ending, absent any condition of default, on their respective maturity dates, which, in each case, are eight months after their issue dates. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the Asher Notes under the certain conditions for 180 days following their issue date.

On December 14, 2011, we filed a registration statement on Form S-1 with the Securities Exchange Commission to register the resale of approximately 12.8 million shares of common stock Blue Sphere may issue to Centurion Private Equity, LLC (“Centurion”) pursuant to the terms of its $20 million equity line of credit (“Equity Facility”) opened in August 2011 with Centurion. We do not intend to take any action to cause this registration statement to become effective at any time.

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

The maturity date of the Promissory Note is November 20, 2012. Under the terms of the Promissory Note, interest accrues on the basis of a 270-day year at a rate of 18% per annum or at a higher rate of 24% per annum if such higher rate is permissible under Nevada law. In November 2012, the Company paid back Dr. Karouby 100% of the outstanding principal and accrued interest on the Promissory Note.

On July 1, 2012, we signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of the Company (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of the Company’s shares depending on when any such conversion is consummated (the “Fidelity Notes”). The Fidelity Notes will bear annual interest of 6.5% to be paid semi-annually in arrears. The Company has committed to pay off the outstanding principal of the Fidelity Notes by paying to the holders of such Fidelity Notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of Fidelity Notes are to receive shares of common stock of the Company worth USD 0.70 cents for each dollar it invested in the Fidelity Notes (the “Incentive Shares”). The Company has pledged the income from its projects to such holders as security to pay the Fidelity Notes in full. Fidelity will receive nine percent of the gross proceeds it raises for us. To-date, the Company has received an aggregate amount of U.S. $50,000 (less commissions) from sales of Fidelity Notes. In September 2012, the Company entered into a written investment agreement with another investor introduced to it by Fidelity for an aggregate amount of $150,000. Such investor never transferred any cash to the Company, however, which the Company deems to be a material breach of such agreement, rendering it null and void. Even if such investor subsequently decides to invest, the Company is no longer willing to accept any investment from such investor on the terms of such agreement.

On September 4, 2012, September 25, 2012 and October 14, 2012, we signed securities purchase agreements with a Belize corporation, with offices in Lichtenstein (“Belize Corp.”), pursuant to which Belize Corp. agreed to purchase an aggregate of $70,000 of our 7% convertible notes due in each case three months after their respective issue dates (the “Belize Notes”). The Belize Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Belize Notes under certain conditions for 90 days following their issue date.

In November 5, 2012 we entered into an agreement with a non-US investor to sell 30,000,000 shares of common stock at December 25, 2012 for an aggregated amount of $70,000, which we received.

On December 20 2012, we entered into an agreement with a non-US investor to sell 35,000,000 shares of common stock at a price of $0.00286 per share for $100,000, which we received and to purchase another 17,500,000 shares of common stock for $50,000 in January 2013 and another 17,500,000 shares of common stock for $50,000 in February 2013. Additionally, we (i) are obligated to issue such investor 10,000,000 shares of common stock in February 2013 at no additional cost and (ii) issue to such investor an option to purchase 7,500,000 shares of common stock for one year for 0.02 per share and to purchase 7,500,000 shares of common stock for two years at a price per share of $0.04.

Strategy

Our primary focus is providing tailored solutions internationally to produce clean energy out of waste. In this connection, we expect to generate revenue through sales of (i) thermal and electrical energy, (ii) energy efficiency technologies, (iii) project development services and (iv) by-products and from the receipt of tipping fees for accepting waste.

We offer potential project partners (e.g., owners of biomass waste, landfills, dairies, liquid waste treatment plants and farms) a turnkey or build, own and operate (BOO) project implementation in producing renewable energy and valuable by-products, such as soil amendments and compost. We will execute the process needed to make the project produce clean energy, and/or become more energy efficient, choose the most suitable technology, arrange for the financing, arrange for feedstock supplies and power and other by-product offtakers, oversee construction of the project, obtain eligibility for and sell greenhouse gas reduction credits and manage the project for its 20-25 year life.

We are currently focused on the United States, Africa and China. We have signed projects in the United States and Africa and a pipeline of projects in the United States, Africa and China. We are also in various stages of pursuing opportunities in Europe and elsewhere in Asia.

A component of the clean energy business in general and the waste to energy business in particular is greenhouse gas (“GHG”) offset credits. Thus far, each of our projects has the potential to generate revenue through the sale of such credits. Outside the United States, the Company’s GHG reduction activities operate under the rubric originally created by the Kyoto Protocol and implemented through the United Nations, the EU, and many national governments. Within the United States, the Company’s GHG reduction regime is based on the compliance market in California and the various corporations and voluntary buyers who have a specific objective to support climate change mitigation by buying carbon credits.

Another component of the clean energy and waste to energy business in the United States is renewable energy credits (“RECs”). A REC represents a MW/hr or Kw/hr of clean energy. Many states, including North Carolina and Rhode Island, the sites of our two US projects, require that their utilities prove that a portion of the energy they sell is produced from clean or renewable sources. A REC is used to demonstrate that the relevant unit of energy has a clean/renewable source. As such, utilities purchase RECs from producers of clean/renewable energy.

In respect of our African projects, we have signed an agreement with Vattenfall Energy Trading Netherlands N.V., a subsidiary of the Sweden’s national utility company, to purchase all carbon credits we will receive from our African waste to energy projects through 2020. In respect of our United States waste to energy projects, we are in negotiations with various companies to sell our credits for use in the California compliance market. In China, there is a domestic carbon credit market that we expect to provide a source of buyers for carbon credits from waste to energy projects that we will implement in the future.

In fact, from 2010 to the end of 2011, we were primarily focused on implementing carbon credit projects in the developing world under the auspices of the Kyoto Protocol. In this connection, we commenced our landfill projects in Ghana (as described more fully below) in 2011. However and despite starting what we hope is a promising set of landfill gas-to-energy projects in Africa, in the last quarter of 2011, we realized that we were positioned for a much greater opportunity: waste-to-energy.

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

Our role is to integrate all activities and components that make up a project, providing a turnkey, one-stop shop solution and do everything needed to make our projects successful. We will work with and outsource key components of such projects to the Engineering Procurement Construction (“EPC”)/technology providers and other project participants that provide the best and most economical solution for each individual project. This will provide us the flexibility and freedom to tailor the best solution for each project. We will stay involved in managing and financing all aspects of the relevant project for its lifetime or until the project is sold, when that proves to be the best financial decision. This assures all of the involved parties - including waste producers, financing parties and EPC/technology providers and customers - that there is long-term overall continuity and responsibility for each project as a whole.

We are therefore now focusing most of our efforts and resources toward waste-to-energy projects. As described more fully below, we have signed definitive agreements in respect of two projects in the United States (North Carolina and Rhode Island), we have a binding option on eight more similar projects across the United States and are in the process of developing a pipeline of dozens more of such projects in the United States, China, Africa and elsewhere. There is a virtually endless supply of waste suitable for such projects and the demand for renewable energy in general and from such projects in particular is growing every year and exceeds the amount of renewable energy available to satisfy such demand.

Aiming to be distinctive in the “clean, green” market, Blue Sphere’s specific intentions are to:

•	provide a one-stop, turn-key/build own and operate/transfer solution that is unique in the market today;
•	identify and obtain the rights to lucrative projects without incurring material expense;
•	deliver seamless and professional project implementation through a combination of its own expertise and the use of third-party experts with a track-record of success;
•	be open to the use of any mature and well-known technology and, thus, be able to tailor make cost-efficient and effective solutions for each project;
•	leverage its management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;

•	build local and international teams to support each project;
•	obtain political, property, non-performance and insolvency insurance for its projects; and
•	to receive almost all of its revenues in dollars, euros and renminbi whether operating in the United States, Europe, China or other parts of the developing world.

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

We will own, manage and are responsible for the day-to-day operations and success of each of our projects. To the extent we will outsource any aspect of our projects, it will be under our control and supervision.

We have also negotiated control over the revenue streams in, all of our projects for their entire revenue earning life. Clean energy generation and sales are capable of continuing indefinitely – so long as there is a source of waste. Accordingly, we anticipate exercising control over and participating in such projects for so long as it remains profitable or beneficial for us to do so.

Competition

There are a number of other companies operating in the clean energy and waste to energy space. Such companies range from other project developers to service or equipment providers, buyers and/or investors. In contradistinction to the standard market approach in this space (i.e., being solely a project developer, service or equipment provider or a buyer or investor), and as referred to above, we seek to provide a one-stop shop, turn-key solution to project owners. In short, our business model is to initiate, finance, develop, bring the most appropriate technology and EPC party and manage all aspects of project implementation and sales of the project’s clean energy and by-products starting from identifying the opportunity and ending with terminating the project’s operations if and when its revenue-earning life is over. We believe that this one-stop shop approach is attractive to project owners and will differentiate us in a positive manner from our competition. In this connection, in August 2012, we signed a joint venture (“JV”) agreement with Biogas Nord AG (“BGN”), which is one of Germany’s largest anaerobic digestion (“AD”) companies with almost 400 AD installations in operation throughout the world, including the United States. Pursuant to our JV, we will jointly implement waste to energy projects in the United States where we contribute our business development skills and BGN contributes its know-how and financing. We believe that such JV enhances our one-stop shop capability and further distinguishes us from our competition.

Government Approval

Each of the projects we have signed to-date requires the approval of the relevant governments. In the United States, the standard required environmental permits relate to solid waste composting and air quality. We have prepared applications for the requisite US approvals and expect to submit such applications in the first calendar quarter of 2013. We understand that, while there is no official time limit in which these permits are to be issued, they typically take between two – six months. There are also construction and building permits. We are in the process of preparing construction and building permit applications, which, together with the environmental permits, we intend to submit to the relevant authorities in the first quarter of 2013.

In Ghana, a positive environmental impact assessment (“EIA”) is required for any project in the waste sphere. To generate energy, we will also need a license from the Ghanaian energy commission. We have completed an EIA for and received provisional approval for our first Ghanaian project. We applied for and received final government approvals in respect of all of our Ghanaian projects in December 2012..

Effect of Existing or Probable Government Regulations on Our Business

Our projects are located in jurisdictions in which there are no government regulations materially affecting our business. Other than the possibility that, in order to comply with air regulations in Rhode Island, we may be required to install NOx destruction equipment on the generators we expect to use in our Rhode Island project, we are not aware of any probable or proposed governmental regulations that, if enacted, will have a material impact on our business. If we are required to install such equipment, the cost will not be material to the Rhode Island project’s economic performance. Whether or not we are required to install such equipment will depend on an assessment to be made as part of the permitting project to ascertain expected levels of NOx emissions from the operation of the generators at the Johnston site. We will know the outcome of this assessment in 2013.

Costs and Effects of Compliance with Environmental Laws

We are aware of no costs or effects of compliance with environmental laws with respect to our business except for our Ghanaian projects and United States projects. Each Ghanaian project requires the performance of an EIA in order to receive government approval. We have performed an EIA in respect of our Oti Sanitary Landfill project, which was approved by the Ghanaian government in September 2012. We expect to perform an EIA for each of our Ghanaian projects as part of the preparation of materials we will submit to the United Nations in order to receive carbon credits. Each EIA will cost approximately $10,000. Each of our existing waste to energy projects in Concord, North Carolina and Johnston, Rhode Island will require two permits: (i) solid waste composting operation and (ii) air permit. The preparations of the applications to obtain such approvals will cost us an aggregate of approximately U.S. $60,000. The actual approvals themselves will cost approximately U.S. $20,000.

Business Development during Fiscal 2012

In October 2011, we signed a cooperation agreement with Pacific Portland Capital (“PPC”) pursuant to which PPC will source dairy farm projects at its own expense for us in the United States and elsewhere and assist us in implementing and operating such projects in exchange for an ownership stake in such projects (the size of which will depend on the extent to which PPC participates in the implementation and operation of such projects).

In November 2011, we signed a project agreement with the Takoradi-Sekondi Metropolitan Assembly and the J. Stanley Owusu Group (the largest Ghanaian waste delivery company and landfill operator) to implement a landfill gas extraction project at the Sofokrom Sanitary Landfill in Takoradi, Ghana under the rubric of the CDM of the Kyoto Protocol (“KP”). This project has renewable energy, compost and by-product potential and is eligible to receive carbon credits under the CDM of the KP.

We performed a pump test in January 2012 at our Oti Landfill site in Kumasi, Ghana, the results of which were satisfactory to us and our partner in the project, B Pure Environmental Group Ltd.

On January 18, 2012, Puresphere Limited, our joint venture with BPure (in which our stake is 50%), signed an emissions reduction purchase agreement (“ERPA”) with Vattenfall Energy Trading Netherlands N.V., a subsidiary of Vattenfall AB, a Swedish company and one of Europe’s biggest power producers (“Vattenfall”), in respect of up to nine emissions reduction projects in Ghana and Nigeria. Subject to the terms of this agreement, Vattenfall is obligated to purchase through 2020 the certified emissions reductions (“CERs”) to be received in respect of up to nine landfill sites at a discount to the market price on the date of delivery. Vattenfall has an option to purchase such CERs beyond 2020 in its discretion. Vattenfall has also committed to finance the costs of registering such landfill sites with the Executive Board (“EB”) of the Clean Development Mechanism (“CDM”) of the Kyoto Protocol in order to receive CERs. If the price per CER on the date of the first delivery thereof is less than Euro 8, then we will be obligated to reimburse Vattenfall certain of such registration costs.

Based on the results of the pump test and the execution of an ERPA with Vattenfall, we intend to proceed with the registration of the project with the EB of the CDM of the Kyoto Protocol and the required field work to install gas capture and power generation equipment. However, in the third quarter of 2012, we decided to wait until the feed-in tariff (the “FIT”) for landfill gas electricity is formally published before commencing construction of the project. We expect it to be published in the first quarter of 2013.

On April 2, 2012, we signed, through our 50%-owned subsidiary, Puresphere Ltd., a validation agreement with the Japan Consulting Institute (the “Validator”) in respect of our Oti Sanitary Landfill CDM Project and our African Landfill Programme of Activities. On April 24, 2012, we submitted a final programme of activities design document (“PoADD”) to the Validator in respect of the Oti Sanitary Landfill CDM Project. On April 28, 2012, the Validator uploaded the PoADD onto the applicable web site of the United Nations for the 30-day global stakeholder consultation. The Validator visited the site in June of 2012 and submited its validation report and request to register the project to the Executive Board of the CDM on December 24, 2012. The deadline for such submission is December 31, 2012.

On May 2, 2012, we signed a CPA confirmation with Vattenfall in respect of the Sofokrom Sanitary Landfill CDM Project in Takoradi, Ghana.

BPure is financing all of the foregoing activities (except those financed by Vattenfall pursuant to the ERPA) in accordance with and pursuant to the terms of joint venture with BPure.

We also commenced in March 2012 negotiations with General Electric in respect of the purchase, installation and operation of a generator-set at the Oti Landfill CDM Project for the purpose of electricity generation. In June 2012, we commenced negotiations with the Electricity Company of Ghana to enter into a long-term power purchase agreement for the sale of the electricity we intend to produce at the Oti site.

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

On May 7, 2012, we signed a term sheet in respect of two biomass waste-to-energy projects in the United States: (i) one in Johnston, Rhode Island and (ii) one in Concord, North Carolina. The feedstock for the Johnston, Rhode Island project is expected to be 50,000 tons of organic food waste annually, which is expected to produce enough biogas to power a 3.2 MW generator. The feedstock for the Concord, North Carolina plant is expected to be 80,000 tons of organic food waste annually, which is expected to produce enough biogas to power a 5.2 MW generator.

On October 19, 2012, we signed a definitive project agreement in respect of both the North Carolina and Rhode Island sites pursuant to which we will receive full ownership of each of the entities that owns the rights to implement the respective projects. Owning the rights to implement a project means having (i) a signed power purchase agreement with the local utility, (ii) a signed feedstock agreement in respect of the quantity of feedstock that is sufficient to generate the site’s maximum power capacity, (iii) a valid and binding land lease or purchase agreement, (iv) valid and binding offer of debt finance, (v) all applicable permits, (vi) a valid offer to purchase the project’s applicable federal and state tax credits and (vii) anything else required to implement the given project. We are currently closing the open items above with a view toward commencing project construction at both sites in January 2013. There are no assurances that we will close the open items in a timely manner or at all. If we do implement such projects (whether in whole or in part), we will have an option on implementing other projects to be introduced to us by the original developer of the North Carolina and Rhode Island sites and who has a pipeline of eight additional waste to energy projects in the United States.

On November 1, 2012, our JV company with BGN signed a term sheet with an Israeli fund to finance the equity portion of our North Carolina and Rhode Island projects. Pursuant to such term sheet, we have also granted such fund an option to finance the next U.S. $10,000,000 in similar projects and a right of first refusal to finance the following U.S. $5,000,000 in similar projects, in each case, under different conditions.

To-date, we have both signed and binding power purchase agreements (“PPAs”) for both our North Carolina and Rhode Island sites. Our PPA for the North Carolina Project is for 15 years and is with a subsidiary of Duke Energy. Our PPA for the Rhode Island project is also for 15 years with an option to extend for 6 years and is with Narragansett Electric Company.

We have also signed feedstock agreements to deliver a minimum of 250 tons of organic waste per day to our North Carolina site and 150 tons of organic waste per day to our Rhode Island site with Skip Shapiro Enterprises, LLC and a signed letter of intent to deliver 250 tons of organic waste per day to our North Carolina site with Waste Connections Inc. In parallel, we are working with other suppliers of organic waste to locate other sources of organic feedstock so that we have multiple suppliers for amounts of feedstock in excess of our requirements for each of our sites.

We have also engaged Brown Gibbons & Lang, a reputable tax credit and debt financing arranger to secure for us a buyer for our federal investment tax credits for both projects and our North Carolina state tax credit of $2,500,000. In this connection, we received a term sheet in December 2012 from a tax credit buyer to buy both the federal investment tax credits and the North Carolina State tax credit, which we will generate from our US projects for over $11,000,000 in cash.

Pursuant to our JV with BGN, we will engage BGN to be the EPC for both the North Carolina and Rhode Island projects. The EPC contracts are under negotiation with BGN. One component of these contracts, however, is that BGN will provide a performance guarantee for each project that will be backed by a reputable, US insurance company.

Agreements in respect of the other components of these projects are in various stages of negotiation.

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

Item 3. Legal Proceedings

As of September 30, 2012, we were not a party to any legal proceedings of any kind.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On September 4, 2012, September 25, 2012 and October 14, 2012, we signed securities purchase agreements with a Belize corporation, with offices in Lichtenstein (“Belize Corp.”), pursuant to which Belize Corp. agreed to purchase an aggregate of $70,000 of our 7% convertible notes due in each case three months after their respective issue dates (the “Belize Notes”). The Belize Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Belize Notes under certain conditions for 90 days following their issue date.

In November 5, 2012 we entered into an agreement with a non-US investor to sell 30,000,000 shares of common stock at December 25, 2012 for an aggregated amount of $70,000, which we received.

On November 6, 2012, we issued a note in an aggregate principal amount of $32,500 to Asher. The outstanding principal amount and interest are convertible into shares of common stock of the Company.

On December 20 2012, we entered into an agreement with a non-US investor to sell 35,000,000 shares of common stock at a price of $0.00286 per share for $100,000, which we received and to purchase another 17,500,000 shares of common stock for $50,000 in January 2013 and another 17,500,000 shares of common stock for $50,000 in February 2013. Additionally, we (i) are obligated to issue such investor 10,000,000 shares of common stock in February 2013 at no additional cost and (ii) issue to such investor an option to purchase 7,500,000 shares of common stock for one year for 0.02 per share and to purchase 7,500,000 shares of common stock for two years at a price per share of $0.04.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

 OTC Bulletin Board (1)

Quarter Ended	High	Low
September 30, 2012	$0.012	$0.004
June 30, 2012	$0.0299	$0.0033
March 31, 2012	$0.06	$0.02
December 31, 2011	$0.015	$0.04
September 30, 2011	$0.09	$0.06
June 30, 2011	$0.22	$0.17
March 31, 2011	$0.31	$0.23
December 31, 2010	$0.46	$0.45
September 30, 2010	$0.47	$0.28
June 30, 2010	$1.15	$0.25
March 31, 2010	$1.23	$1.11

December 31, 2009	no trades in our stock
September 30, 2009	no trades in our stock
June 30, 2009	no trades in our stock
March 31, 2009	no trades in our stock
December 31, 2008	no trades in our stock

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. Nevada Agency and Transfer Company 50 West Liberty, Suite 880, Reno, Nevada (telephone 775 322 0626 and facsimile: 775 322 5623) is the registrar and transfer agent for our common stock.

Holders

On September 30, 2012, the stockholders’ list of our common stock showed 136 registered stockholders and 184,695,507 shares outstanding. On September 28, 2012, the last trading day of our fiscal year, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.01 per share.

Dividends

We declared no dividends in the fiscal year ended September 30, 2012 and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our Common Stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Summary of Current Operations

Bluesphere has current and potential operations in renewable energy generation.

Clean Energy Generation

We are currently focusing on seven projects for which we have signed, definitive agreements to own and implement such projects and which are in various stages of development:

United States

•	North Carolina Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Rhode Island Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
•	Sofokrom Sanitary Landfill Waste to Energy 1 MW Plant
•	Oblogo/Mallam Landfill Waste to Energy 500 KW Plant
•	Ablekuma Landfill Waste to Energy 250 KW Plant
•	Accra General Landfill Waste to Energy 1 MW Plant

Two of our seven projects are organic food waste to energy with compost as a by-product. The remaining five projects are landfill gas to energy projects. We are responsible for investing 100% of the project cost and managing the implementation and operation of each project. Our North Carolina project is expected to cost U.S. $25,000,000 and our Rhode Island project is expected to cost U.S. 17,000,0000. Each of the landfill gas projects is expected to cost between $1,500,000 to $2,000,000 for the landfill and/or compost components and another $1,500,000 to $2,000,000 for renewable energy generation. We expect to have more precise estimates after we conduct more detailed engineering studies of such projects.

In exchange for paying 100% of and managing each project’s implementation and operation, we and our financial partners will own 100% of each project and participate in revenue receipt from each project for so long as it produces revenue. Clean energy projects produce revenue for so long as power is generated and sold, which can continue indefinitely so long as there is a reliable source of waste to generate such power. We expect to receive adequate waste volumes for power generation for each of our projects for an indefinite period of time. In the case of our US projects, we have signed feedstock supply agreements for five year terms. In the case of our African projects, we have signed agreements to receive all applicable municipal waste for a minimum term of 21 years. We will seek to extend such waste supplies when the respective initial delivery terms are close to expiring.

In all but one of our African landfills, we have structured our project rights such that we will receive all revenue until we have been fully reimbursed for our investment and then we share the net profits with the other project participants in various proportions as time goes on. In the one landfill project exception in Ghana, we will receive 89.5% of the revenue until full reimbursement after which we will share the net profits with the other project participants in an increasing amount as time goes on. In any case, once there is project revenue, which should start from sales of power within six months to a year or commencing construction, all future expenses relating to our projects will be paid for out of project revenue.

We estimate the following average annual revenue (from sales of power, compost and carbon credits and tipping fees, as applicable) for the Company for each of our projects:

•	North Carolina – U.S. $1,100,000
•	Rhode Island – U.S. $820,000
•	Oti Sanitary Landfill – U.S. $1,000,000
•	Sofokrom Landfill – U.S. $600,000
•	Oblogo/Mallam Landfill – $400,000

•	Ablekuma – U.S. $250,000
•	Accra General – U.S. $1,000,000

We estimate that the first carbon credit and electricity sale revenue for the African landfill projects will commence in 2014.

Based on recent progress across all signed projects, we expect to implement and commission our first projects in North Carolina and Rhode Island in 2013. We are waiting for the feed-in-tariff (“FIT”) for electricity to be officially announced in Ghana before proceeding with implmentation of our Ghanaian projects. The Ghanian FIT is expected to be announced at in the first quarter of 2013. In such case, and depending on the time of the year the FIT is formally announced, we may or may not succeed to commision the first of our Ghanaian projects in 2013.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the year ended September 30, 2012 were $3,604,000 as compared to $16,671,000 for the year ended September 30, 2010. The decrease is primarily attributable to the reduction in the expenses related to shares based compensations totalling $2,956,000 in the year ended September 30, 2012 compared to $16,058,000 in the year ended September 30, 2011

Net Loss

As a result of the above, we incurred a net loss of $3,668,000 for the year ended September 30, 2012, as compared to a net loss of $16,676,000 for the year ended September 30, 2011.  We anticipate losses in future periods.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We base our estimates on historical experience, where applicable, and other relevant factors that we believe are reasonable under the circumstances.

Liquidity

As of September 30, 2012, we had cash of $22,000 compared to $50,000 as of September 30, 2011. As of September 30, 2012, we had working capital deficit of $674,000 compared to $150,000 as of September 30, 2011. Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to September 30, 2012 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at September 30, 2012, we had no commitments for any capital expenditures. Based on project agreements signed to-date, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2013. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at September 30, 2012, we had no off-balance sheet arrangements of any nature.

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

Item 8.  Financial Statements and Supplementary Data

BLUE SPHERE CORP.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

BLUE SPHERE CORP.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

IN U.S. DOLLARS

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	3

CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of September 30, 2012 and 2011	4
Statements of operations for the years ended September 30, 2012 and 2011;
and for the period from July 17, 2007 through September 30, 2012	5
Statements of changes in stockholders' deficit for the period from July 17, 2007 through
September 30, 2012	6
Statements of cash flows for the years ended September 30, 2012 and 2011;
and for the period from July 17, 2007 through September 30, 2012	7
Notes to interim financial statements	8-17

REPORT OF REGISTERED INDEPENDENT AUDITORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blue Sphere Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Blue Sphere Corp. and its subsidiaries (a development stage company) as of September 30, 2012 and 2011, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2012 and for the period from May 17, 2007 (date of inception) to September 30, 2012. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corp. and its subsidiaries as of September 30, 2012 and 2011 and the results of their operations, stockholders' equity and their cash flows for each of the two years in the period ended September 30, 2012 and for the period from May 17, 2007 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

December 26, 2012

TEL AVIV - MAIN OFFICE	RAMAT GAN	JERUSALEM	HAIFA	BEER SHEVA	EILAT

1 Azrieli Center	6 Ha'racon st.	12 Sarei Israel St.	5 Ma'aleh Hashichrur st.	Omer Industrial Park,	The city center
Tel Aviv, 67021	Ramat Gan, 52521	Jerusalem, 94390	P.O.B. 5648	Building No.10	P.O.B 583
P.O.B. 16593			Haifa, 31055	P.O.B. 1369	Eilat, 88104
Tel Aviv, 61164				Omer, 84965
Tel: +972 (3) 608 5555	Tel: +972 (3) 755 1500	Tel: +972 (2) 501 8888	Tel: +972 (4) 860 7333	Tel: +972 (8) 690 9500	Tel: +972 (8) 637 5676
Fax: +972 (3) 609 4022	Fax: +972 (3) 575 9955	Fax: +972 (2) 537 4173	Fax: +972 (4) 867 2528	Fax: +972 (8) 690 9600	Fax: +972 (8) 637 1628
info@deloitte.co.il	info-ramatgan@deloitte.co.il	info-jer@deloitte.co.il	info-haifa@deloitte.co.il	info-beersheva@deloitte.co.il	info-eilat@deloitte.co.il

Deloitte refers to one or more of Deloitte Touche Tohmatsu, a Swiss Verein, and its network of member firms, each of which is a legally separate and independent entity. Please see www.deloitte.com/about for a detailed description of the legal structure of Deloitte Touche Tohmatsu and its member firms.

Member of Deloitte Touche Tohmatsu

BLUE SPHERE CORP.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30,	September 30,
	2012	2011
Assets
CURRENT ASSETS:
Cash and cash equivalents	$22	$50
Other current assets	43	17
Total current assets	65	67

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	6	9
Total assets	$71	$76
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Accounts payables	$11	$9
Other accounts payable	482	163
Debentures and notes	246	45
Total current liabilities	739	217

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at September 30, 2012 and September 30, 2011, Issued and outstanding: 184,695,507 shares and 116,725,297 shares at September 30, 2012 and September 30, 2011, respectively	184	117
Additional paid-in capital	25,744	22,670
Accumulated deficit during the development stage	(26,596)	(22,928)
Total Stockholders’ Equity (Deficit)	(668)	(141)
Total liabilities and Stockholders’ Equity (Deficit)	$71	$76

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

			Cumulative
			from July 17,
	Year ended		2007 through
	September 30		September 30,
	2012	2011	2012

OPERATING EXPENSES -
General and administrative expenses *	$3,604	$16,671	$26,531
FINANCIAL EXPENSES (INCOME), net	54	5	55
	3,658	16,676	26,586
Other losses	10	-	10
NET LOSS FOR THE PERIOD	$3,668	$16,676	$26,596

Net loss per common share - basic and diluted	$(0.02)	$(0.21)

Weighted average number of common shares outstanding during the period - basic and diluted	153,662,115	78,311,612

*	In the years ended September 30, 2012 and 2011 - includes $2,956 thousands and $16,058 thousands, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
	Common Stock, $0.00001 Par Value		Additional paid- in	deficit during the development	Total Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)

COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH DECEMBER 31, 2011 (audited):
Issuance of common stock	471,948	-	198	-	198
Share split of 35:1	64,600,000	65	(65)	-	-
Common stock issued as direct offering costs	2,000,000	2	995	-	997
Share based compensation	16,025,609	16	16,105	-	16,121
Exercise of Options	8,321,917	8	-	-	8
Share based compensation for services	23,405,823	24	5,370	-	5,394
Net loss for the period	-	-	-	(22,928)	(22,928)
BALANCE AT SEPTEMBER 30, 2011 (audited)	116,725,297	$117	$22,670	$(22,928)	$(141)
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2012 (audited):
Share based compensation	-	-	2,609	-	2,609
Issuance of common stock	525,000	1	19	-	20
Issuance of common stock in respect of issuance of convertible notes	36,526,376	37	129	-	166
Share based compensation for services	14,275,000	13	333	-	346
Exercise of Options	16,643,834	16	(16)	-	-
Net loss for the period	-	-	-	(3,668)	(3,668)
BALANCE AT SEPTEMBER 30, 2012 (audited)	184,695,507	$184	$25,744	$(26,596)	$(668)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Year ended		2007 through
	September 30		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(3,668)	$(16,676)	$(26,596)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	2,609	10,665	18,730
Depreciation	2	-	2
Expenses in respect of Convertible notes	19	-	19
Issuance of shares for services	347	5,394	5,741
Issuance of shares in respect of issuance of Convertible notes	52	-	52
Receivables on account of shares	-	-	-
Increase (decrease) in other current assets	(6)	7	(23)
Increase (decrease) in accounts payables	2	(106)	10
Increase in other account payables	319	160	483
Net cash used in operating activities	(324)	(556)	(1,582)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchasing of fixed assets	-	(1)	(9)
Net cash used in investing activities	-	(1)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	8	8
Loan granted	(30)	-	(30)
Loan received	30	-	30
Proceeds from issuance of convertible notes	276	45	321
Proceeds from stock issued for cash	20	199	1,284
Net cash provided by financing activities	296	252	1,613

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28)	(305)	22

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50	355	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22	$50	$22

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern consideration:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2012, the Company had approximately $22 thousand in cash, a negative working capital of approximately $674 thousand in working capital, a negative stockholders’ equity of approximately $668 thousand and an accumulated deficit of approximately $26,596 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability

b.	General:

The Company was incorporated in the state of Nevada on July 17, 2007 and was in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of Greenhouse Gas (GHG) emission reduction as well as a project integrator in the clean energy production and waste to energy markets. The Company seeks to generate revenue through sales of carbon credits, energy generation, project development and sale of byproducts.

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

During the second quarter of 2012, the Company's 50%-owned subsidiary, Puresphere Ltd, commenced its operations. The results of its operations and balance sheet as of September 30, 2012 have not been material.

On September 13, 2012, the Company, together with Biogas Nord AG, a German public company listed on the Frankfurt Stock Exchange, established Bino Sphere LLC. The Company holds 75% of the rights of Bino Sphere. On October 19, 2012, Bino Sphere signed two definitive project agreements to acquire 100% of Orbit Energy Inc.’s right, title and interest in, to and under two waste to energy projects in the United States. Based on the signed agreement the Company would pay Orbit Energy Inc Development fee in the amount $900 thousand to the acquired North Carolina agreement and $600 thousands for the acquired Road Island agreement, in the event that the Company would succeed with financial closing in each of such projects. The results of Bino Sphere's operations and balance sheet as of September 30, 2012 have not been material.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.	Functional currency:

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

d.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries..

Inter-company balances and transactions have been eliminated upon consolidation.

e.	Cash equivalents:

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

f.	Property, plant and equipment:

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.

Computers, software and electronic equipment are depreciated over three years. Tools and equipment are depreciated over five years. Furniture is depreciated over fourteen years.

g.	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates

h.	Share-base payments:

The Company accounts for awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.	Loss per share:

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2012, and 2011, does not include common share equivalents, since such inclusion would be anti-dilutive.

j.	Deferred income taxes:

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

k.	Comprehensive loss:

The Company has no component of comprehensive income loss other than net loss.

l.	Newly issued accounting pronouncements:

None

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – DEBENTURES AND NOTES:

On September 16, 2011, the Company signed a securities purchase agreement with Asher Enterprises Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of our 8% convertible notes (the “Notes”). The Notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the Notes. The Company has the right to prepay the Notes under the certain conditions for 180 days following the issue date. On each of November 11, 2011 and January 26, 2012, Asher purchased an additional U.S. $32,500 of our 8% convertible notes (for an aggregate total of U.S. $65,000). Such additionally-purchased notes, together with the Notes, are referred to as the “Asher Notes”.

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

On March 26, 2012, and May 7, 2012 Asher purchased an additional U.S. $53,000 and $32,500, respectively of our 8% convertible notes.

On September 13, 2012 the Company signed on an additional U.S. $32,500, 8% convertible note with Asher. The funds for such note were not received as of the balance sheet date.

On July 1, 2012, the Company signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of the Company (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of the Company’s shares depending on when any such conversion is consummated (the “Fidelity Notes”). The Fidelity Notes will bear annual interest of 6.5% to be paid semi-annually in arrears. The Company has committed to pay off the outstanding principal of the Fidelity Notes by paying to the holders of such Fidelity Notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of Fidelity Notes are to receive shares of common stock of the Company worth USD 0.70 cents for each dollar it invested in the Fidelity Notes (the “Incentive Shares”). The Company has pledged the income from its projects to such holders as security to pay the Fidelity Notes in full. Fidelity will receive nine percent of the gross proceeds it raises for the Company. To-date, the Company has received an aggregate amount of U.S. $50,000 (less commissions) from sales of Fidelity Notes.

On September 4, 2012 and September 25, 2012, we signed securities purchase agreements with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $45,000 of our 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. On October 14, 2012, after the balance sheet date, the Company has signed additional securities purchase agreements with Jelton in the amount of $25,000.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RELATED PARTY TRANSACTIONS:

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

On July 28, 2011 the company appointed Mr. Roy Amitzur as Executive Vice-President. Mr. Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges an investment of no less than $450,000 in the Company and U.S. $15,000 plus VAT per month after he arranges an equity investment in the Company of no less than U.S. $2,000,000. He also received 12,500,000 common shares of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement. As of July 2012, we agreed to start paying Mr. Amizur a monthly salary of U.S. $10,000.

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

In February 2012, Company's chairman, Eliezer Weinberg, resigned from the board of directors. In his place, the Board of Directors of the Company appointed Joshua Shoham non-executive director and chairman of the board. Mr. Shoham received 4,000,000 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. As of July 2012, the Company agreed to pay Mr. Shoham $10,000 per month plus VAT.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMMON SHARES:

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

NOTE 3 – COMMON SHARES: (continue)

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

On July 17, 2012 the Company issued to Fidelity 2,333,333 shares of the Company on account of the placement agreement with Fidelity.

On August 30, 2012 the Company issued to Jelton 2,500,000 shares of the Company on account of the security purchase agreement with Jelton.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK OPTIONS:

The 2010 share option plan was established On March 3, 2010.

Options to Directors and Employees:

On March 3, 2010, the Board of Directors of the Company granted of 24,965,751 options to three officers of the Company, exercisable for two years at exercise prices of $0.001 per share, to be vested by the end of each three month from the date of employment agreement signed on May 14, 2010.

The fair value of the stock options grants was estimated using the Black-Schooled option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	3.75%
Expected term (years)	2
Volatility	177%

The fair value of the options granted above using the Black-Scholes model is $0.75 per option.

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended September 30, 2010 through 2012:

	Number of Options and options	Weighted Average Exercise Price
Outstanding at September 30, 2010	24,965,751	0.001
Granted	-	-
Exercised	8,321,917	0.001
Forfeited or expired	-	-
Outstanding at September 30,2011	16,643,834	0.001
Granted	-	-
Exercised	16,643,834	0.001
Forfeited or expired	-	-
Outstanding at September 30,2012	-	-
Number of options exercisable at September 30, 2012	-
Number of options exercisable at September 30, 2011	13,176,369

Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2012 and September 30, 2011 were $ 2,956 and $16,058thousand respectively.

As of September 30, 2012 there were no outstanding option and warrants.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES:

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

The income of the company's Israeli subsidiaries is taxed through 2009 at the rate of 26%. The corporate tax rates for 2010 and thereafter are as follows: 2010 - 25%, in the 2011 tax year – 24% and in the 2012 tax year and thereafter the applicable Companies Tax rate will be 25%.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	U.S dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$1,357	$386	$225
Valuation allowance	(1,357)	(386)	(225)
	$0	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, September 30, 2011	$386
Increase	971
Valuation allowance, September 30, 2012	$1,357

Carry forward losses of the Israeli subsidiary are approximately $971 thousand at September 30, 2012.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NET LOSS PER SHARE DATA:

The shares issuable upon the exercise of options, and conversion of convertible notes and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	September 30, 2012	September 30, 2011
Options:
Weighted average number, in thousands	-	16,644
Weighted average exercise price	$-	$0.001

NOTE 7 – OTHER LOSS:

On January 31, 2012, the Comapny lent an Israeli company, CTG Clean Technology Group Limited (the “Borrower”), U.S. $30,000 at an annual rate of interest of eight percent (8%). The purpose of this loan was to provide the borrower capital to continue its operations while the Company considered acquiring such company. On February 8, 2012, the Company received the cash to make such loan to the Borrower from a Cyprus company (JLS Investment Holding). The Borrower pledged the revenues from its Angolan waste-water project toward the repayment of the principal and interest of this loan. Management are in negotiations with CTG with respect to repayment of such loan together with accrued and unpaid interest, however, to-date, we have not received any payment whatsoever from the borrower. During the year ended September 30, 2012 the Company wrote-off $10,000 of such loan.

NOTE 8 – SUBSEQUENT EVENTS:

In November 5, 2012 the Company entered into an agreement with a non-US investor to sell 30,000,000 shares of common stock at December 25, 2012 for an aggregated amount of $70,000.

On December 20 2012, the Company entered into an agreement with a non-US investor to sell 35,000,000 shares of common stock at a price of $0.00286 per share for $100,000 and to purchase another 17,500,000 shares of common stock for $50,000 in January 2013 and another 17,500,000 shares of common stock for $50,000 in February 2013. Additionally, the Company (i) obligated to issue such investor 10,000,000 shares of common stock in February 2013 at no additional cost and (ii) issue to such investor an option to purchase 7,500,000 shares of common stock for one year for 0.02 per share and to purchase 7,500,000 shares of common stock for two years at a price per share of $0.04

On November 5, the Board of Directors of the Company approved the issuance of 6,000,000 shares of the Company to its Chief Executive officer, 5,000,000 shares to the Chairman of the Board, 5,000,000 shares to the Executive Vice-President and 4,000,000 shares to the Chief Carbon Officer and general counsel of the Company.

During October and November 2012, holders of $85.5 thousands of principal amount of Asher convertible notes converted their notes into 67,379,296 shares of the Company's common stock. The share issued to such holders does not represent 100% of the principal amount of such shares.

On November 6, 2012 Asher purchased an additional U.S. $32,500 of our 8% convertible notes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at September 30, 2012.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the year ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Joshua Shoham – Chairman of the Board

Mr. Shoham has extensive experience in senior executive management and in international business development in the USA, Europe and China. He held several General Manager positions, e.g. the General Manager of the Israeli subsidiary of International Paper (a Fortune 100 Company), and was co-founder of several high-tech startups (e.g. Infowrap Systems). Mr. Shoham was also a strategic market development consultant responsible for a range of transactions in the Israeli and Chinese traditional and high-tech industries, e.g. initiating a joint venture between Saifun Semiconductors and Infineon, which resulted in Infineon becoming an equity partner in Saifun and Saifun going public on NASDAQ. He has served for six years as a Board of Directors Member in Bio-Cell (TASE: BCEL), which reversed merged its activities into Protalix Biotherapeutics (AMEX: PLX; TASE: PLX). Mr. Shoham holds an MBA and a B.A. in Economics, both from the Hebrew University of Jerusalem, and an LL.B degree from the Faculty of Law of Tel-Aviv University.

Shlomo Palas – Chief Executive Officer and Director

Mr. Palas became our chief executive officer and director on March 3, 2010. Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. He was a senior consultant with Mitzuv, a leading management consulting firm. For the past four years, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China. Mr. Palas served as chief executive officer of Becco Biofuels China Ltd., which was a company active in the biofuel industry. Mr. Palas participated in the establishment of the largest commercial algae farm in China together with one of China’s largest electrical utilities.

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

Shlomo Zakai – Chief Financial Officer

Mr. Zakai is an expert in finances with many years of experience with U.S. public companies. He established his own accounting firm in 2004, providing a range of services to publicly traded companies as well as private companies, and he has served as controller and Chief Financial Officer of a number of private companies.  Mr. Zakai serves as the internal auditor of several Israeli traded companies and oversees Sarbanes-Oxley compliance in several U.S. and Israelis traded companies. He has worked as an accountant for nine years in the hi-tech department of Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a senior manager and worked with companies publicly traded on NASDAQ and in Israel.  Mr. Zakai is a CPA (Certified Public Accountant) and holds a B.A. in Accounting from the College of Management in Rishom Le'Zion.

Mark Radom – Chief Carbon Officer and General Counsel

Mr. Radom became our chief carbon officer on October 25, 2010. Mr. Radom has extensive experience in the carbon and renewable energy sector. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements. He advised aviation companies on the inclusion of aviation in the third phase of the EU ETS and was an executive of a European-based developer and integrator of carbon and ecological projects. Mr. Radom has experience in identifying and implementing promising industrial gas (N2O and SF6), methane (landfill, compost, coal mine, waste water and associated gas), fuel switch (from diesel to natural gas) and a range of renewable energy projects (wind, solar and biogas to energy). Mr. Radom has assisted in the preparation of project design documents and has prepared complex projects for validation. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

	Position Held	Date First Elected or Appointed
Joshua Shoham	Chairman of the Board	February 4, 2012
Shlomo Palas	Chief Executive Officer	March 3, 2010
Roy Amizur	Executive Vice President	July 28, 2011
Shlomo Zakai	Chief Financial Officer	January 2, 2012
Mark Radom	Chief Carbon Officer	October 25, 2010

Mr. Palas is contractually obligated to devote no less than 75% of his time toward the development of the Company. In practice, Mr. Palas is devoting substantially more than 75% of his time to Bluesphere.

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

Item 11. Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended September 30, 2011 and 2012:

Summary Compensation

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

Name and Principal Position	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation
Shlomi Palas, CEO and Diector	120,000	Nil	48,000	Nil	Nil	Nil	168,000
Eli Weinberg, Chairman of the Board(1)	78,322	Nil	48,000	Nil	Nil	Nil	126,322
Alex Werber, Acting CFO(2)	8,395	Nil	Nil	Nil	Nil	Nil	8,395
Shlomo Zakai, Acting CFO(2)	14,493	Nil	Nil	Nil	Nil	Nil	14,493
Roy Amizur, Executive Vice President	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Radom, Chief Carbon Officer	84,000	Nil	15,000	Nil	Nil	Nil	99,000
Joshua Shoham, Chairman of the Board(1)	Nil	Nil	99,479	Nil	Nil	Nil	99,479

1.	On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis.
2.	On February 2012, Mr. Weinberg resigned from the Board of Director. In his place, we appointed Joshua Shoham non-executive director and chairman of the board. Mr. Shoham received 4,000,000 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options #	Number of Securities Underlying Unexercised Options #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Shares or Other Rights That Have Not Vested
	Exercisable	Unexercisable
Shlomi Palas, CEO and director	Nil	Nil	Nil	0.001	Nil	Nil	Nil	Nil	Nil

Eli Weinberg, director	Nil	Nil	Nil	0.001	Nil	Nil	Nil	Nil	Nil

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

Name and Principal Position	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation
Shlomi Palas, CEO and Diector	120,000	Nil	693,000	3,117,020	Nil	Nil	3,930,020
Eli Weinberg, Chairman of the Board	120,000	Nil	693,000	3,117,020	Nil	Nil	3,930,020
Alex Werber, Acting CFO(1)	19,000	Nil	Nil	Nil	Nil	Nil	19,000
Shmuel Keshet, COO(2)	40,000	Nil	178,960	4,415,778	Nil	Nil	4,634,738
Roy Amizur, Executive Vice President(3)	Nil	Nil	374,824	Nil	Nil	Nil	374,824
Mark Radom, Chief Carbon Officer	89,500	Nil	65,096	Nil	Nil	Nil	154,596
Amit Zilbershtein, CFO (non-active)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

3.	Alex Werber formally left the Company in July 2011, but subsequently agreed to act as CFO through this annual report insofar as Mr. Werber was more familiar with the Company than Amit Zilbershtein, the new CFO.
4.	Through August 31, 2011, when Mr. Keshet terminated his service as COO with the Company.
5.	Roy Amizur is entitled to receive U.S. $10,000 plus VAT per month after he arranges the investment of at least U.S. $450,000 in the Company and U.S. $15,000 plus VAT after he arranges the investment of U.S. $2,000,000 in equity in the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options #	Number of Securities Underlying Unexercised Options #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Shares or Other Rights That Have Not Vested
	Exercisable	Unexercisable
Shlomi Palas, CEO and director	19,764,553	5,201,198	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

Eli Weinberg, director	19,764,553	5,201,198	Nil	0.001	May 13, 2012	Nil	Nil	Nil	Nil

Shmuel Keshet, COO	Nil	Nil	Nil	0.001	Nil	Nil	Nil	Nil	Nil

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

Option/ SAR Grants

The Company made no option grants in 2012.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

The Company made no option grants in 2012.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2012.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of September 30, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount	Percentage
	of Common	of
	Shares	Class (3)
Name and Address of Beneficial Owner 5% Shareholders
Rachmani, Amir NO 19 Shamai St Jerusalem 91020 Israel (1)	20,000,000	10.6%
Directors and Executive Officers (2)
Josh Shoham	9,000,000	4.7%
Shlomo Palas	20,121,917	10.6%
Roy Amizur	18,575,000	9.5%
Mark Radom	9,000,000	4.7%
All Directors and Executive Officers as a Group (4 Persons)		%

(1) Amir Rachmani holds shares on behalf of 17 unaffiliated investors.

(2) Each of our directors and executive officers may be reached at 35 Asuta Street, Even Yehuda, Israel 40500.

(3) Based on 184,695,507 shares of common stock outstanding as at September 30, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan Information

Other than the Global Share Incentive Plan (2010), we have not established any global equity compensation plans.

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

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal year ended September 30, 2012:

	2012
Audit Fees	$
Audit Related Fees		40,000
Total Fees		40,000

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
3.1	Articles of Incorporation
3.2	Articles of Merger
3.3	Certificate of Change
10.1	Carbon Credit Project Contract Acquisition Agreement
10.2	Termination Agreement
10.3	Global Share Incentive Plan (2010)
10.4	Josh Shoham Advisory Agreement
10.5	Shomo Palas Employment Agreement
10.6	JLS Management Services Agreement
10.7	Mark Radom Consulting Agreement
10.8	Mark Radom Amendment Agreement
10.9	Emissions Purchase Reduction Agreement
10.10	Orbit Term Sheet
10.11	Orbit Energy Charlotte Transfer Agreement
10.12	Orbit Energy Rhode Island Transfer Agreement
10.13	Orbit Energy Definitive Agreement Escrow Agreement
10.14	$32,500 Note to Asher Capital dated November 11, 2011
10.15	$32,500 Note to Asher Capital dated January 26, 2012
10.16	$53,000 Note to Asher Capital dated March 26, 2012
10.17	$32,500 Note to Asher Capital dated May 7, 2012
10.18	$32,500 Note to Asher Capital dated September 13, 2012
10.19	$32,500 Note to Asher Capital dated November 6, 2012
10.20	$20,000 Note to Jelton Finance dated September 4, 2012
10.21	$25,000 Note to Jelton Finance dated September 25, 2012
10.22	$25,000 Note to Jelton Finance dated October 14, 2012
10.23	Orbit Equity Binding Term Sheet
10.24	$70,000 Securities Purchase Agreement dated November 2012
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: January 7, 2013

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: January 7, 2013

