Form 10-Q
period 2012-12-31
BLUE SPHERE CORP.
filed 2013-02-19
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at February 19, 2013, there were 509,124,803 shares of common stock, par value $0.001 per share, issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	September 30,
	2012	2012
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$81	$22
Short term investments	6	-
Other current assets	136	43
Total current assets	223	65

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	5	6
Total assets	$228	$71
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Accounts payables	$11	$11
Other accounts payable	630	482
Debentures and notes	288	246
Total current liabilities	929	739
STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2012 and September 30, 2012, Issued and outstanding: 277,074,803 shares and 184,695,507 shares at December 31, 2012 and September 30, 2012, respectively	277	184
Proceeds on account of shares	176	-
Additional paid-in capital	25,947	25,744
Accumulated deficit during the development stage	(27,101)	(26,596)
Total Stockholders’ Equity (Deficit)	(701)	(668)
Total liabilities and Stockholders’ Equity (Deficit)	$228	$71

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

			Cumulative
			from July 17,
	Three months ended		2007 through
	December 31		December 31,
	2012	2011	2012
	(Unaudited)		Unaudited
OPERATING EXPENSES -
General and administrative expenses *	$486	$1,792	$27,017
FINANCIAL EXPENSES, net	19	3	74
	505	1,795	27,091
Other losses	-	-	10
NET LOSS FOR THE PERIOD	$505	$1,795	$27,101

Net loss per common share - basic and diluted	$(0.002)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	253,493,094	119,490,514

*	In the three months period ended December 31, 2012 and 2011 - includes $96 thousand and $1,559 thousand, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit	Proceeds
	Common Stock, $0.001 Par Value		Additional paid-in	during the development	on account of	Total Stockholders'
	Shares	Amount	Capital	stage	shares	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH SEPTEMBER 31, 2012 (audited):
Issuance of common stock	996,948	1	217	-		218
Share split of 35:1	64,600,000	65	(65)	-		-
Common stock issued as direct offering costs	2,000,000	2	995	-		997
Share based compensation	16,025,609	16	16,105	-		16,121
Exercise of Options	24,965,751	24	(16)	-		8
Issuance of shares for services	37,680,823	37	5,703	-		5,740
Share based compensation	-	-	2,609	-		2,609
Issuance of common stock in respect of issuance of convertible notes	36,526,376	37	129	-		166
Net loss for the period	-	-	-	(26,596)		(26,596)

BALANCE AT SEPTEMBER 30, 2012 (audited)	184,695,507	$184	$25,744	$(26,596)	$-	$(668)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2012 (unaudited):
Proceeds on account of shares					176	176
Share based compensation	-	-	96	-		96
Issuance of common stock, net of issuance expenses	48,000,000	48	12	-		60
Issuance of shares for services	20,000,000	20	64	-		84
Issuance of common stock in respect of issuance of convertible notes	24,379,296	25	31	-		56
Net loss for the period	-	-	-	(505)		(505)

BALANCE AT DECEMBER 31, 2012 (Unaudited)	277,074,803	$277	$25,947	$(27,101)	$176	$(701)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Three months ended		2007 through
	December 31		December 31,
	2012	2011	2012
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(505)	$(1,795)	$(27,101)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	96	1,559	18,826
Depreciation	1	1	3
Expenses in respect of convertible notes	20	1	39
Issuance of shares for services	84	76	5,825
Issuance of shares in respect of issuance of Convertible notes	-	-	52
Decrease (increase) in other current assets	(93)	(27)	(116)
Increase in accounts payables	-	1	10
Increase in other account payables	148	88	631
Net cash used in operating activities	(249)	(96)	(1,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of short term investments	(6)	-	(6)
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	(6)	-	(15)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds on account of shares	176	-	176
Loan granted	-	-	(30)
Loans received	158	-	188
Loans repaid	(80)	-	(80)
Proceeds from issuance of convertible debenture	-	33	321
Proceeds from stock issued for cash	60	20	1,344
Net cash provided by financing activities	314	53	1,927

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59	(43)	81

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22	50	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81	$7	$81

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp.. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

During the second quarter of 2012, the Company's 50%-owned subsidiary, Puresphere Ltd, commenced its operations. The results of its operations and balance sheet as of December 31, 2012 have not been material.

On September 13, 2012, the Company, together with Biogas Nord AG, a German public company listed on the Frankfurt Stock Exchange, established Bino Sphere LLC. The Company holds 75% of the rights of Bino Sphere. On October 19, 2012, Bino Sphere signed two definitive project agreements to acquire 100% of Orbit Energy Inc.’s right, title and interest in, to and under two waste to energy projects in the United States. Based on the signed agreement the Company would pay Orbit Energy Inc Development fee in the amount $900 thousand to the acquired North Carolina agreement and $600 thousand for the acquired Road Island agreement, in the event that the Company would succeed with financial closing in each of such projects.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of December 31, 2012 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

The September 30, 2012 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2012, are applied consistently in these financial statements.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2012, the Company had approximately $81 thousand in cash and cash equivalents, approximately $706 thousand in negative working capital, a stockholders’ deficit of approximately $701 thousand and an accumulated deficit during development stage of approximately $27,101 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 was filed.

NOTE 7 – COMMON SHARES:

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

The maturity date of the Promissory Note was November 20, 2012. Under the terms of the Promissory Note, interest accrues on the basis of a 270-day year at a rate of 18% per annum or at a higher rate of 24% per annum if such higher rate is permissible under Nevada law. The Promissory Note is governed under the laws of Nevada. The default rate of interest under the Promissory Note is 35% per annum, and a default shall be declared upon a declaration by the Company of bankruptcy under Chapter 7 or Chapter 11 under the applicable federal United States bankruptcy laws or upon the failure to make payments when due on or before 10 days after an applicable due date. Monthly interest payments of $600 are due on or before the 20th of each month while the Promissory Note remains outstanding. In addition to payment of the default interest rate and principal, upon a default the Company shall also issue to the French Lender additional shares of its common stock equal to 150% of the value of the principal and interest due converted at the applicable trading price for the Company’s shares at the time of default. Cash payments due under the Promissory Note have been personally guaranteed by Shlomo Palas, the Company’s Chief Executive Officer. On November 11, 2012 the Company repaid the promissory note in full.

On November 5, 2012 the Company entered into an agreement with a non-US investor to sell 30,000,000 shares of common stock at December 25, 2012 for an aggregated amount of $70,000.

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

The Company has estimated the aggregate fair value of such options granted using the Black-Scholes option pricing to be approximately $76 thousands. As of balance sheet date, the non-US investor transferred the Company $170,000 on account of the agreement and the shares he was entitled to were issued by the Company in February 2013. On February 5, 2012, we issued such investor 87,000,000 shares in full satisfaction of our obligations to him (other than our obligations in respect of the options described above).

On November 20, 2012, the Company agreed to issue 37,500,000 shares of the Company to the order of a certain party arranging investments in the Company to a non-US investor in exchange for introducing the investor to the Company. Such shares have been issued on January 11, 2013 and were valued based on the share price of the Company to be $101 thousands.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES (continue):

On November 5, the Board of Directors of the Company approved the issuance of 6,000,000 shares of the Company to its Chief Executive officer, 5,000,000 shares to the Chairman of the Board, 5,000,000 shares to the Executive Vice-President and 4,000,000 shares to the Chief Carbon Officer and general counsel of the Company.

On October 25, 2012 the Company entered into a Subscription Agreement with a non-US investor for the sale of 10,000,000 shares of common stock for an aggregated amount of $20,000.

On October 25, 2012 the Company entered into an agreement with a non-US investor to sell 43,000,000 shares of common stock for an aggregated amount of $50,000 of which 38,000,000 shares were issued to balance sheet date and the remaining issued after balance sheet date.

NOTE 8 – DEBENTURES AND NOTES:

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

On March 26, 2012, and May 7, 2012 Asher purchased an additional U.S. $53,000 and $32,500, respectively of our 8% convertible notes.

On September 13, 2012 the Company signed on an additional U.S. $32,500, 8% convertible note with Asher.

On October 4, 2012 Asher converted $53 thousands of principal amount of March 26, 2012 loan into 24,379,296 shares of the Company.

On November 1, 2012 the Company repaid the May 7, 2012 Asher's $32,500 principal loan for $50,000.

On November 6, 2012 Asher purchased an additional U.S. $32,500 of our 8% convertible notes.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBENTURES AND NOTES (continue):

On July 1, 2012, the Company signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of the Company (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of the Company’s shares depending on when any such conversion is consummated (the “Fidelity Notes”). The Fidelity Notes will bear annual interest of 6.5% to be paid semi-annually in arrears. The Company has committed to pay off the outstanding principal of the Fidelity Notes by paying to the holders of such Fidelity Notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of Fidelity Notes is to receive shares of common stock of the Company worth USD 0.70 cents for each dollar it invested in the Fidelity Notes (the “Incentive Shares”). The Company has pledged the income from its projects to such holders as security to pay the Fidelity Notes in full. Fidelity will receive nine percent of the gross proceeds it raises for the Company. To-date, the Company has received an aggregate amount of U.S. $50,000 (less commissions) from sales of Fidelity Notes.

On December 25, 2012 and following the failure of Fidelity to raise U.S $1,000,000 in notes based on the placement agreement above, the Company notified Fidelity on the termination of the placement agreement. The Company is in negotiations with Fidelity as to the term and conditions applicable to the $50,000 principal note it had received from Fidelity.

On September 4, 2012, September 21, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, we signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of our 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January and February 2013 the Jelton Notes were converted into 107,250,000 shares for total investment of $128,500, of which $93 thousand were received as of balance sheet date.

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

On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive U.S. $1,500 per month for the work he performs for the Company. We have four persons providing us services on a full-time basis –our non-executive chairman, our chief executive officer, our executive vice-president and our chief carbon officer. We have three part-time employees – our chief financial officer, an office manager and a book-keeper. We have an advisory agreement with our non-executive chairman, a service agreement with our chief executive officer and executive vice-president and a consulting agreement with our chief carbon officer. We have no other employment or similar agreements with any of our employees.

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

Sales and Issuances of Securities during the Quarter Ending December 31, 2012

On September 4, 2012, September 21, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, we signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of our 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January and February 2013 the Jelton Notes were converted into 107,250,000 shares for total investment of $128,500, of which $93 thousand were received as of the balance sheet date.

On October 25, 2012 the Company entered into a subscription agreement with a non-US investor for the sale of 10,000,000 shares of common stock for an aggregate amount of $20,000.

On October 25, 2012 the Company entered into an agreement with a non-US investor to sell 43,000,000 shares of common stock for an aggregate amount of $50,000 of which 38,000,000 shares were issued to balance sheet date and the remaining issued after balance sheet date.

On November 5, the Board of Directors of the Company approved the issuance of 6,000,000 shares of the Company to its Chief Executive officer, 5,000,000 shares to the Chairman of the Board, 5,000,000 shares to the Executive Vice-President and 4,000,000 shares to the Chief Carbon Officer and general counsel of the Company.

On November 6, 2012, we issued U.S. $32,500 of our 8% convertible notes to a US investor. The principal and accrued interest is due on August 8, 2013. Such notes are convertible into shares of our common stock at an approximate 50% discount to the trading price on the date of conversion. We have the right to pre-pay such notes at a premium to the principal amount and accrued interest.

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

On February 10, 2012, we issued such investor 87,000,000 shares in full satisfaction of our obligations to him (other than our obligations in respect of the options described above).

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

Recent Events

Not applicable.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the three-month period ended December 31, 2012 were $486,000 as compared to $1,792,000 for the three-month period ended December 31, 2011. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Net Loss

As a result of the above, we incurred a net loss of $505,000 for the three-month period ended December 31, 2012, as compared to a net loss of $1,795,000 for the three-month period ended December 31, 2011.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

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

Liquidity

As of December 31, 2012, we had cash of $81,000 compared to $7,000 as of December 31, 2011. As of December 31, 2012, we had working capital deficit of $706,000 compared to working capital of $289,000 as of December 31, 2011. Management anticipates that existing cash resources, including the proceeds of the equity private placements described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require a minimum of $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 30% equity and 70% debt, we will require approximately $12,000,000 in additional capital to make equity investments in each of our US-based projects and $11,000,000 for our Ghanaian projects. There is no assurance that we will be successful in financing our projects with 30% equity and 70% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at December 31, 2012, we had no commitments for any capital expenditures. Based on project agreements signed to-date and projects in the pipeline, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2013. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at December 31, 2012, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

The Company is seeking to operate largely in the developing world (such as, e.g., countries in Africa and Southeast Asia), making it susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many of the countries in the developing world where we have projects have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect the Company's profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as at December 31, 2012. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we had in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as on December 31, 2012 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission (“Treadway Commission Framework”). Management’s evaluation concluded that there were no material weaknesses with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements.

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at December 31, 2012.

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

On February 10, 2012, we issued such investor 87,000,000 shares in full satisfaction of our obligations to him (other than our obligations in respect of the options described above).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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
Date: February 19, 2013

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 19, 2013

