Form 10-Q
period 2013-03-31
BLUE SPHERE CORP.
filed 2013-05-15
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at May 14, 2012, there were 769,182,434 shares of common stock, par value $0.001 per share, issued and outstanding.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) the financial and operating performance of our projects after commissioning, (iii) uncertainties regarding the market for and value of carbon credits and other environmental attributes, (iv) political and governmental risks associated with the countries in which we operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history.

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

1

ITEM 1. FINANCIAL STATEMENTS

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of March 31, 2013 and September 30, 2012	3
Statements of operations for the six months and three months ended March 31, 2013 and 2012; and for the period from July 17, 2007 through March 31, 2013	4
Statements of changes in stockholders' deficit for the period of six months ended March 31, 2013; and for the period from July 17, 2007 through September 30, 2012	5
Statements of cash flows for the six months ended March 31, 2013 and 2012; and for the period from July 17, 2007 through March 31, 2013	6
Notes to interim financial statements	7 - 10

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	September 30,
	2013	2012
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$228	$22
Other current assets	136	43
Total current assets	364	65

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	5	6
Total assets	$369	$71
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$4	$-
Accounts payables	35	11
Other accounts payable	550	482
Debentures and notes	348	246
Total current liabilities	937	739

LONG TERM BANK LOAN	21	-

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2013 and September 30, 2012, Issued and outstanding: 664,424,803 shares and 184,695,507 shares at March 31, 2013 and September 30, 2012, respectively	664	184
Proceeds on account of shares	50	-
Additional paid-in capital	26,276	25,744
Accumulated deficit during the development stage	(27,579)	(26,596)
T o t a l Stockholders’ Equity (Deficit)	(589)	(668)
T o t a l liabilities and Stockholders’ Equity (Deficit)	$369	$71

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

					Cumulative
					from July 17,
	Six months ended		Three months ended		2007 through
	March 31		March 31		March 31,
	2013	2012	2013	2012	2013
	(Unaudited)		(Unaudited)		Unaudited

OPERATING EXPENSES -

General and administrative expenses *	$913	$3,260	$427	$1,468	$27,444
FINANCIAL EXPENSES, net	70	7	51	4	125
	983	3,267	478	1,472	27,569
Other losses	-	-	-	-	10
NET LOSS FOR THE PERIOD	$983	$3,267	$478	$1,472	$27,579

Net loss per common share - basic and diluted	$(0.003)	$(0.03)	$(0.001)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	389,394,764	126,602,638	532,816,470	133,792,916

*	In the three months period ended March 31, 2013 and 2012 - includes $104 thousand and $2,598 thousand,respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit	Proceeds
	Common Stock, $0.001 Par Value		Additional paid-in	during the development	on account of	Total Stockholders'
	Shares	Amount	Capital	stage	shares	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-		$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH SEPTEMBER 31, 2012 (audited):
Issuance of common stock	996,948	1	217	-		218
Share split of 35:1	64,600,000	65	(65)	-		-
Common stock issued as direct offering costs	2,000,000	2	995	-		997
Share based compensation	16,025,609	16	16,105	-		16,121
Exercise of Options	24,965,751	24	(16)	-		8
Issuance of shares for services	37,680,823	37	5,703	-		5,740
Share based compensation	-	-	2,609	-		2,609
Issuance of common stock in respect of issuance of convertible notes	36,526,376	37	129	-		166
Net loss for the period	-	-	-	(26,596)		(26,596)
BALANCE AT SEPTEMBER 30, 2012 (audited)	184,695,507	$184	$25,744	$(26,596)	-	$(668)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED MARCH 31, 2013 (unaudited):
Proceeds on account of shares					50	50
Share based compensation	-	-	104	-		104
Issuance of common stock, net of issuance expenses	156,300,000	156	180	-		336
Issuance of shares for services	79,750,000	80	228	-		308
Issuance of common stock in respect of issuance of convertible notes	243,479,296	244	20	-		264
Net loss for the period	-	-	-	(983)		(983)
BALANCE AT MARCH 31, 2013 (Unaudited)	664,224,803	$664	$26,276	$(27,579)	$50	$(589)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Six months ended		2007 through
	March 31		March 31,
	2013	2012	2013
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(983)	$(3,267)	$(27,579)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	104	2,598	18,835
Depreciation	2	1	4
Expenses in respect of convertible notes	59	3	78
Issuance of shares for services	308	350	6,049
Issuance of shares in respect of issuance of Convertible notes	-	17	52
Decrease (increase) in other current assets	(94)	(7)	(117)
Increase (decrease) in accounts payables	24	6	(11)
Increase in other account payables	68	147	595
Net cash used in operating activities	(512)	(152)	(2,094)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	-	-	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds on account of shares	25	-	25
Loan granted	-	(30)	(30)
Loans received	299	30	329
Loans repaid	(130)	-	(130)
Proceeds from issuance of convertible debenture	-	95	321
Proceeds from stock issued for cash	524	20	1,808
Net cash provided by financing activities	718	115	2,331

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206	(37)	228

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22	50	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228	$13	$228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33	$-	$35

NON-CASH TRANSACTION:
Conversion of debentures into shares	$101	$-	$101

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2013 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

During the second quarter of 2012, the Company's 50%-owned subsidiary, Puresphere Ltd, commenced its operations. The results of its operations and balance sheet as of March 31, 2013 have not been material.

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

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2013 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2013, the Company had approximately $228 thousand in cash and cash equivalents, approximately $573 thousand in negative working capital, a stockholders’ deficit of approximately $589 thousand and an accumulated deficit during development stage of approximately $27,579 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On November 5, 2012 the Company entered into an agreement with a non-US investor to sell 30,000,000 shares of common stock at December 25, 2012 for an aggregated amount of $70,000. On December 20 2012, the Company entered into an agreement with a non-US investor to sell 35,000,000 shares of common stock at a price of $0.00286 per share for $100,000 and to purchase another 17,500,000 shares of common stock for $50,000 in January 2013 and another 17,500,000 shares of common stock for $50,000 in February 2013. Additionally, the Company (i) obligated to issue such investor 10,000,000 shares of common stock in February 2013 at no additional cost and (ii) issue to such investor an option to purchase 7,500,000 shares of common stock for one year for 0.02 per share and to purchase 7,500,000 shares of common stock for two years at a price per share of $0.04. The Company has estimated the aggregate fair value of such options granted using the Black-Scholes option pricing to be approximately $76 thousands. As of balance sheet date, the non-US investor transferred the Company $270,000 on account of the agreement and the shares he was entitled to were issued by the Company in February 2013.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES (continue):

On February 19, 2013, we signed a subscription agreement with the non-US investor pursuant to which such investor agreed to invest an aggregate of $75,000 into the Company in three installments: (i) $25,000 on March 10, 2013, (ii) $25,000 on April 10, 2013 and (iii) $25,000 on May 10, 2013. For each $25,000 invested, the Company is obligated to issue 10,000,000 shares of common stock to the investor. As of balance sheet date the investor transferred the Company $25,000 on account of such investment, and the remaining $50,000 were received after balance sheet date. The shares under such agreement were issued after balance sheet date.

On November 20, 2012, the Company agreed to issue 37,500,000 shares of the Company to the order of a certain party arranging investments in the Company to a non-US investor in exchange for introducing the investor to the Company. Such shares have been issued on January 11, 2013 and were valued based on the share price of the Company to be $101 thousands.

On November 5,2012 the Board of Directors of the Company approved the issuance of 6,000,000 shares of the Company to its Chief Executive officer, 5,000,000 shares to the Chairman of the Board, 5,000,000 shares to the Executive Vice-President and 4,000,000 shares to the Chief Carbon Officer and general counsel of the Company.

On October 25, 2012 the Company entered into a Subscription Agreement with a non-US investor for the sale of 10,000,000 shares of common stock for an aggregated amount of $20,000.

On October 25, 2012 the Company entered into an agreement with a non-US investor to sell 43,000,000 shares of common stock for an aggregated amount of $50,000.

On January 3, 2013 the Company has signed a consulting agreement with Emerging Market Consulting, LLC (the consultant). According to the agreement the consultant would assist the Company with the design, development and dissemination of corporate information for a period of three month with an option to extend the agreement for addition nine months. The company would pay the consultant $11,000 and 4,500,000 restricted shares of the Company common stock, for the first period. The Company evaluated the cost of such issuance based on the share price of the Company to be $11 thousands.

On February 2, 2013 the Company issued 51,000,000 shares of common stock for an aggregated amount of $50,000. Such funds used to repay Asher's September 13, 2012 note.

On March 18,2013 the Board of Directors of the Company approved the issuance of 6,000,000 shares of the Company to its Chief Executive officer, 5,000,000 shares to the Chairman of the Board, 5,000,000 shares to the Executive Vice-President and 4,000,000 shares to the Chief Carbon Officer and general counsel of the Company.

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

On March 26, 2012, and May 7, 2012 Asher purchased an additional U.S. $53,000 and $32,500, respectively of our 8% convertible notes.

On September 13, 2012 the Company signed on an additional U.S. $32,500, 8% convertible promissory note with Asher.

On October 4, 2012 Asher converted $53 thousands of principal amount of March 26, 2012 loan into 29,379,296 shares of the Company.

On November 1, 2012 the Company repaid the May 7, 2012 Asher's $32,500 principal loan for $50,000.

On November 6, 2012 and March 20, 2013 Asher purchased an additional U.S. $32,500 and $47,500 of our 8% convertible promissory notes, respectively.

On February 2, 2013 the Company repaid the September 13, 2012 Asher's $32,500 principal loan for $50,000.

On March 20, 2013, Asher purchased an additional U.S. $47,500 of our 8% convertible notes.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBENTURES AND NOTES (continue):

On July 1, 2012, the Company signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of the Company (if any) for a period of three and one half years at prices ranging from USD 0.02 cents to USD 0.10 cents per share or a discount of 20% of the then market price of the Company’s shares depending on when any such conversion is consummated (the “Fidelity Notes”). The Fidelity Notes will bear annual interest of 6.5% to be paid semi-annually in arrears. The Company has committed to pay off the outstanding principal of the Fidelity Notes by paying to the holders of such Fidelity Notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of Fidelity Notes is to receive shares of common stock of the Company worth USD 0.70 cents for each dollar it invested in the Fidelity Notes (the “Incentive Shares”). The Company has pledged the income from its projects to such holders as security to pay the Fidelity Notes in full. See subsequent events below for additional information.

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

On September 4, 2012, September 21, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, we signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of our 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January, February and March 2013 the Jelton Notes were converted into 163,100,000 shares for total investment of $130,500.

On March 21, Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $150,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013. The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in April 2013, we issued the lender 3,000,000 shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On April 30,2013 the Board of Directors of the Company approved the issuance of 26,000,000 shares of the Company and 26,000,000 options to its Chief Executive officer, 23,000,000 shares and 23,000,000 options to the Chairman of the Board, 19,000,000 shares and 19,000,000 options to the Executive Vice-President and 10,000,000 shares and 10,000,000 options to both the Chief Carbon Officer and general counsel of the Company and for the CTO of Bino Sphere. The shares and options will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant.

On April 4, 2013, The Company signed an investment agreement with Fidelity Venture Capital Ltd., an Israeli company (“Fidelity”), and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  Dalia has already elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 we issued Dalia 30,120,482 shares at a conversion price of U.S. $0.0018 per share.  Fidelity has also elected to convert the outstanding principal and interest of its July 1, 2012 $50,000 investment into shares of common stock of the Company and, in this connection, received 27,747,149 shares of our common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

On May 9, 2013, the Company signed a securities purchase agreement with Asher, pursuant to which Asher purchased an aggregate amount of U.S. $42,500 of our 8% convertible notes (the “May Asher Note”). The May Asher Note is convertible into shares of common stock of the Company from time to time, and at any time, beginning after its issue date and ending, absent any condition of default, on its maturity dates, which, in each case, is eight months after the issue date. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the May Asher Note under the certain conditions for 180 days following its issue date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 1,900,000 shares to 66,500,000 shares; (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg, our then non-executive chairman of the board.   Both Mssrs. Weinberg and Palas became directors of the Company. In February 2012, we entered into a revised employment agreement with Mr. Palas pursuant to which the Company pays Mr. Palas a monthly salary of U.S. $10,000 plus VAT. Mr. Palas continues to serve as a director of the Company. As at the date of this quarterly report, Mr. Palas owns 26,121,917 shares of common stock of the Company, none of which is subject to any forfeiture.

On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer. Mr. Radom serves in this capacity on a full-time basis and also acts as our general counsel. On April 12, the Company and Mr. Radom entered into a new service and consulting agreement (the “New Service Agreement”), which supersedes any and all prior agreements between the Company and Mr. Radom. Pursuant to the New Service Agreement, We agreed to pay Mr. Radom a monthly salary of U.S. $7,000 until the financial closing of the Company’s first project at which time Mr. Radom’s monthly salary will increase to U.S. $10,000. As at the date of this quarterly report, Mr. Radom owns 13,000,000 shares of common stock of the Company, none of which are subject to any forfeiture.

On July 28, 2011, we appointed Roy Amizur our Executive Vice-President. Mr. Amizur. At such time, Mr. Amizur received 12,500,000 shares of common stock of the Company. If Mr. Amizur resigns from the Company prior to July 25, 2013, he will forfeit a pro rata portion of his shares back to the Company (the amount subject to forfeiture being equal to the number of days, which Mr. Amizur did not serve as Executive Vice-President out of the two year term of his management services agreement. As at the date of this quarterly report. Mr. Amizur owns 23,575,000 shares of common stock of the Company of which 12,500,000 are subject to pro rata forfeiture. As of July 2012, we agreed to start paying Mr. Amizur a monthly salary of U.S. $10,000.

On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive U.S. 1,500 per month for the work he performs for the Company.

In February 2012, our then non-executive chairman, Eliezer Weinberg, resigned from the board of directors. He no longer has any role in the Company. In his place, we appointed Joshua Shoham non-executive director and chairman of the board. Mr. Shoham received 4,000,000 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. The Company and Mr. Shoham signed an advisory agreement in July 12, 2012 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, we agreed to pay Mr. Shoham $10,000 per month plus VAT. The Advisory Agreement has a term of five (5) years and is terminable only for cause (as defined therein) upon 12 months’ notice. As at the date of this quarterly report, Mr. Shoham owns 14,000,000 shares of common stock of the Company, of which 4,000,000 are subject to pro rata forfeiture.

We have four persons providing us services on a full-time basis –our non-executive chairman, our chief executive officer, our executive vice-president and our general counsel and chief carbon officer. We have two part-time employees – our chief financial officer and an office manager. We have an advisory agreement with our non-executive chairman, a service agreement with our chief executive officer and executive vice-president and a service and consulting agreement with our general counsel and chief carbon officer. We have no other employment or similar agreements with any of our employees.

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

We are therefore now focusing most of our efforts and resources toward waste-to-energy projects. As described more fully below, we have signed agreements in respect of two projects in the United States (North Carolina and Rhode Island) and are in the process of developing a pipeline of dozens more of such projects in the United States, China, Africa and elsewhere. There is a virtually endless supply of waste suitable for such projects and the demand for renewable energy in general and from such projects in particular is growing every year and exceeds the amount of renewable energy available to satisfy such demand.

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

Based on the results of the pump test and the execution of an ERPA with Vattenfall, we intend to proceed with the registration of the project with the EB of the CDM of the Kyoto Protocol and the required field work to install gas capture and power generation equipment. However, in the third quarter of 2012, we decided to wait until the feed-in tariff (the “FIT”) for landfill gas electricity is formally published before commencing construction of the project. We expect it to be published in 2013.

On April 2, 2012, we signed, through our 50%-owned subsidiary, Puresphere Ltd., a validation agreement with the Japan Consulting Institute (the “Validator”) in respect of our Oti Sanitary Landfill CDM Project and our African Landfill Programme of Activities. On April 24, 2012, we submitted a final programme of activities design document (“PoADD”) to the Validator in respect of the Oti Sanitary Landfill CDM Project. On April 28, 2012, the Validator uploaded the PoADD onto the applicable web site of the United Nations for the 30-day global stakeholder consultation. The Validator visited the site in June of 2012 and submited its validation report and request to register the project to the Executive Board of the CDM on December 24, 2012. The deadline for such submission was December 31, 2012. In March 2013, we received notification from the Validator that the EB of the CDM is conducting a completeness check of the materials submitted. To-date, we are waiting the result of this check. If the materials submitted were incomplete, then we will have missed the deadline. If they are complete, then we will have met the deadline.

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

In August 2012, we entered into a joint venture with Biogas Nord AG, a German company that provides equipment, procurement and construction services and has over 370 waste to energy anaerobic digestion installations in operation around the world (“BGN”). The joint venture company is a Delaware limited liability company called Binosphere LLC (“Binosphere”). It is intended that we will implement all of our US-based anaerobic digester projects together with BGN through Binosphere.

On October 19, 2012, we signed a definitive project agreement in respect of both the North Carolina and Rhode Island sites pursuant to which we will receive full ownership of each of the entities that owns the rights to implement the respective projects. Owning the rights to implement a project means having (i) a signed power purchase agreement with the local utility, (ii) a signed feedstock agreement in respect of the quantity of feedstock that is sufficient to generate the site’s maximum power capacity, (iii) a valid and binding land lease or purchase agreement, (iv) valid and binding offer of debt finance, (v) all applicable permits, (vi) a valid offer to purchase the project’s applicable federal and state tax credits and (vii) anything else required to implement the given project. We are currently closing the open items above with a view toward commencing project construction at the North Carolina site in the Summer of 2013 and the Rhode Island site in the Fall of 2103. There are no assurances that we will close the open items in a timely manner or at all. If we do implement such projects (whether in whole or in part), we will have an option on implementing other projects to be introduced to us by the original developer of the North Carolina and Rhode Island sites and who has a pipeline of eight additional waste to energy projects in the United States.

On November 1, 2012, Binosphere signed a term sheet with an Israeli fund to finance the equity portion of our North Carolina and Rhode Island projects. Pursuant to such term sheet, we have also granted such fund an option to finance the next U.S. $10,000,000 in similar projects and a right of first refusal to finance the following U.S. $5,000,000 in similar projects, in each case, under different conditions.

To-date, we have both signed and binding power purchase agreements (“PPAs”) in respect of both our North Carolina and Rhode Island sites. Our PPA for the North Carolina Project is for 15 years and is with a subsidiary of Duke Energy. Our PPA for the Rhode Island project is also for 15 years with an option to extend for 6 years and is with Narragansett Electric Company.

We also have signed feedstock agreements in respect of both our North Carolina and Rhode Island sites with Skip Shapiro Enterprises, LLC and, in respect of our North Carolina site only, with Waste Connections Inc. These agreements provide for the delivery of a minimum of 250 tons of organic waste per day to our North Carolina site and 150 tons of organic waste per day to our Rhode Island site. On April 18, 2013, two local haulers signed feedstock letters of intent to deliver an aggregate of 100 tons of organic waste to the Rhode Island project. In parallel, we are working with other suppliers of organic waste to locate other sources of organic feedstock so that we have multiple suppliers for amounts of feedstock in excess of our requirements for each of our sites.

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

Binosphere is currently negotiating with BGN to be the EPC for both the North Carolina and Rhode Island projects. One component of these contracts, however, is that BGN will provide a performance guarantee for each project that will be backed by a reputable, US insurance company.

Agreements in respect of the other components of these projects are in various stages of negotiation.

We are also continuing our efforts and initiatives to identify and secure the rights to implement biomass waste-to-energy projects at dairy, swine and poultry farms in the United States and are in the initial stages of negotiations with several sites.

There can be no assurances that we will implement any biomass waste-to-energy project of any nature in the United States, Ghana or elsewhere.

Sales and Issuances of Securities during the Quarter Ending March 31, 2013

On February 19, 2013, we signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $75,000 into the Company in three instalments: (i) $25,000 on March 10, 2013, (ii) $25,000 on April 10, 2013 and (iii) $25,000 on May 10, 2013. For each $25,000 invested, the Company is obligated to issue 10,000,000 shares of common stock to the investor. We have received all three instalments of cash totalling $75,000.

On February 20, 2013, we signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $50,000 into the Company in three instalments: (i) $16,600 on March 10, 2013, (ii) $16,600 on April 10, 2013 and (iii) $16,700 on May 10, 2013. Upon receipt of each instalment, the Company is obligated to issue 16,600,000 shares of common stock to the investor. We have received all three instalments of cash totalling $50,000.

On March 21, 2013, our subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $150,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013. The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in April 2013, we issued the lender 3,000,000 shares of common stock. This loan is guaranteed by two of our shareholders.

On March 27, 2013, we signed a securities purchase agreement with Asher Enterprises, Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $47,500 of our 8% convertible notes (the “March Asher Note”). The March Asher Note is convertible into shares of common stock of the Company from time to time, and at any time, beginning after its issue date and ending, absent any condition of default, on its maturity date, which, in each case, is eight months after its issue date. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the May Asher Note under the certain conditions for 180 days following its issue date.

On April 4, 2013, we signed an investment agreement with Fidelity Venture Capital Ltd., an Israeli company (“Fidelity”), and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional aggregate amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  Dalia has already elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 we issued Dalia 30,120,482 shares at a conversion price of U.S. $0.0018 per share.  Fidelity has also elected to convert the outstanding principal and interest into shares of common stock of the Company and, in this connection, received 27,747,149 shares of our common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

On May 9, 2013, we signed a securities purchase agreement with Asher, pursuant to which Asher purchased an aggregate amount of U.S. $42,500 of our 8% convertible notes (the “May Asher Note”). The May Asher Note is convertible into shares of common stock of the Company from time to time, and at any time, beginning after its issue date and ending, absent any condition of default, on its maturity dates, which, in each case, is eight months after the issue date. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the May Asher Note under the certain conditions for 180 days following its issue date.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the six-month period ended March 31, 2013 were $913,000 as compared to $3,260,000 for the six-month period ended March 31, 2012. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Net Loss

As a result of the above, we incurred a net loss of $983,000 for the six-month period ended March 31, 2013, as compared to a net loss of $3,267,000 for the six-month period ended March 31, 2013.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

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

Liquidity

As of March 31 2013, we had cash of $228,000 compared to $13,000 as of Mach 31, 2012. As of March, 2013, we had working capital deficit of $573,000 compared to working capital of $430,000 as of March 31, 2012. Management anticipates that existing cash resources, including the proceeds of the equity private placements described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require a minimum of $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at March 31, 2013, we had no commitments for any capital expenditures. Based on project agreements signed to-date and projects in the pipeline, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2013. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at March 31, 2013, we had no off-balance sheet arrangements of any nature.

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

Recent Events

On April 4, 2013, we signed an investment agreement with Fidelity Venture Capital Ltd., an Israeli company (“Fidelity”), and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional aggregate amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  Dalia has already elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 we issued Dalia 30,120,482 shares at a conversion price of U.S. $0.0018 per share.  Fidelity has also elected to convert the outstanding principal and interest into shares of common stock of the Company and, in this connection, received 27,747,149 shares of our common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

On May 9, 2013, we signed a securities purchase agreement with Asher, pursuant to which Asher purchased an aggregate amount of U.S. $42,500 of our 8% convertible notes (the “May Asher Note”). The May Asher Note is convertible into shares of common stock of the Company from time to time, and at any time, beginning after its issue date and ending, absent any condition of default, on its maturity dates, which, in each case, is eight months after the issue date. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the May Asher Note under the certain conditions for 180 days following its issue date.

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

Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as at March 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 19, 2013, we signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $75,000 into the Company in three instalments: (i) $25,000 on March 10, 2013, (ii) $25,000 on April 10, 2013 and (iii) $25,000 on May 10, 2013. For each $25,000 invested, the Company is obligated to issue 10,000,000 shares of common stock to the investor. We have received all three instalments of cash totalling $75,000.

On February 20, 2013, we signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $50,000 into the Company in three instalments: (i) $16,600 on March 10, 2013, (ii) $16,600 on April 10, 2013 and (iii) $16,700 on May 10, 2013. Upon receipt of each instalment, the Company is obligated to issue 16,600,000 shares of common stock to the investor. We have received all three instalments of cash totalling $50,000.

On March 21, 2013, our subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $150,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013. The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in April 2013, we issued the lender 3,000,000 shares of common stock. This loan is guaranteed by two of our shareholders.

On March 20, 2013, we signed a securities purchase agreement with Asher Enterprises, Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $47,500 of our 8% convertible notes (the “March Asher Note”). The March Asher Note is convertible into shares of common stock of the Company from time to time, and at any time, beginning after its issue date and ending, absent any condition of default, on its maturity date, which, in each case, is eight months after its issue date. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the May Asher Note under the certain conditions for 180 days following its issue date.

On April 4, 2013, we signed an investment agreement with Fidelity Venture Capital Ltd., an Israeli company (“Fidelity”), and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional aggregate amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  Dalia has already elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 we issued Dalia 30,120,482 shares at a conversion price of U.S. $0.0018 per share.  Fidelity has also elected to convert the outstanding principal and interest into shares of common stock of the Company and, in this connection, received 27,747,149 shares of our common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

On May 9, 2013, we signed a securities purchase agreement with Asher, pursuant to which Asher purchased an aggregate amount of U.S. $42,500 of our 8% convertible notes (the “May Asher Note”). The May Asher Note is convertible into shares of common stock of the Company from time to time, and at any time, beginning after its issue date and ending, absent any condition of default, on its maturity dates, which, in each case, is eight months after the issue date. The conversion price is a substantial discount to the applicable market price. The Company has the right to prepay the May Asher Note under the certain conditions for 180 days following its issue date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

No.	Description
10.1	Mark Radom Consulting and Service Agreement
10.2	Subscription Agreement dated February 19, 2013
10.3	Subscription Agreement dated February 20, 2013
10.4	Loan Agreement dated March 21, 2013
10.5	Asher Note Agreement dated May 12, 2013
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: May 14, 2013

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 14, 2013

