Form 10-Q
period 2013-06-30
BLUE SPHERE CORP.
filed 2013-08-13
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at August 13, 2013, there were 908,332,434 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) the financial and operating performance of any our projects, (iii) uncertainties regarding the market for and value of carbon credits and other environmental attributes, (iv) political and governmental risks associated with the countries in which we may operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history.

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

AS OF JUNE 30, 2013

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of June 30, 2013 and September 30, 2012	4
Statements of operations for the nine months and three months ended June 30, 2013 and 2012; and for the period from July 17, 2007 through June 30, 2013	5
Statements of changes in stockholders' deficit for the period of nine months ended June 30, 2013; and for the period from July 17, 2007 through September 30, 2012	6
Statements of cash flows for the nine months ended June 30, 2013 and 2012; and for the period from July 17, 2007 through June 30, 2013	7
Notes to interim financial statements	8 - 15

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30,	September 30,
	2013	2012
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$223	$22
Other current assets	202	43
Total current assets	425	65

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	5	6

PAYMENT ON ACCOUNT OF PROJECT (note 2a)	285	-
Total assets	$715	$71
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$6	$-
Accounts payables	12	11
Other accounts payable	657	482
Debentures, notes and loans	519	246
Total current liabilities	1,194	739

LONG TERM BANK LOAN	19	-

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:	908	184
Authorized: 1,750,000,000 shares at June 30, 2013 and September 30, 2012, Issued and outstanding: 908,332,434 shares and 184,695,507 shares at June 30, 2013 and September 30, 2012, respectively
Proceeds on account of shares	74	-
Additional paid-in capital	26,572	25,744
Accumulated deficit during the development stage	(28,052)	(26,596)
Total Stockholders’ Equity (Deficit)	(498)	(668)
Total liabilities and Stockholders’ Equity (Deficit)	$715	$71

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

					Cumulative
					from July 17,
	Nine months ended		Three months ended		2007 through
	June 30		June 30		June 30,
	2013	2012	2013	2012	2013
	(Unaudited)		(Unaudited)		Unaudited

OPERATING EXPENSES -
General and administrative expenses *	$1,348	$3,428	$435	$168	$27,879
FINANCIAL EXPENSES, net	108	14	38	7	163
	1,456	3,442	473	175	28,042
Other losses	-	10	-	10	10
NET LOSS FOR THE PERIOD	$1,456	$3,452	$473	$185	$28,052

Net loss per common share - basic and diluted	$(0.003)	$(0.02)	$(0.001)	$(0.001)

Weighted average number of common shares outstanding during the period - basic and diluted	519,251,993	143,951,998	774,515,902	178,841,371

*	In the nine months period ended June 30, 2013 and 2012 - includes $113 thousand and $2,609 thousand, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit	Proceeds
	Common Stock, $0.001 Par Value		Additional paid-in	during the development	on account of	Total Stockholders'
	Shares	Amount	Capital	stage	shares	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	1,900,000	$2	$67	$-		$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH SEPTEMBER 31, 2012 (audited):
Issuance of common stock	996,948	1	217	-		218
Share split of 35:1	64,600,000	65	(65)	-		-
Common stock issued as direct offering costs	2,000,000	2	995	-		997
Share based compensation	16,025,609	16	16,105	-		16,121
Exercise of Options	24,965,751	24	(16)	-		8
Issuance of shares for services	37,680,823	37	5,703	-		5,740
Share based compensation	-	-	2,609	-		2,609
Issuance of common stock in respect of issuance of convertible notes	36,526,376	37	129	-		166
Net loss for the period	-	-	-	(26,596)		(26,596)
BALANCE AT SEPTEMBER 30, 2012 (audited)	184,695,507	$184	$25,744	$(26,596)	-	$(668)

CHANGES DURING THE PERIOD OF NINE MONTHS ENDED JUNE 30, 2013 (unaudited):
Proceeds on account of shares					74	74
Share based compensation	-	-	113	-		113
Issuance of common stock, net of issuance expenses	298,807,631	299	318	-		617
Issuance of shares for services	135,750,000	136	382	-		518
Issuance of common stock in respect of issuance of convertible notes	289,079,296	289	15	-		304
Net loss for the period	-	-	-	(1,456)		(1,456)

BALANCE AT JUNE 30, 2013 (Unaudited)	908,332,434	$908	$26,572	$(28,052)	$74	$(498)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Nine months ended		2007 through
	June 30		June 30,
	2013	2012	2013
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(1,456)	$(3,452)	$(28,052)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	105	2,609	18,835
Depreciation	1	2	3
Expenses in respect of convertible notes	70	16	89
Issuance of shares for services	526	347	6,267
Issuance of shares in respect of issuance of Convertible notes	-	17	52
Decrease (increase) in other current assets	(152)	(11)	(175)
Increase (decrease) in accounts payables	1	4	2
Increase in other account payables	175	226	667
Net cash used in operating activities	(730)	(242)	(2,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	(285)	-	(285)
Short term investments	(7)	-	(7)
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	(292)	-	(301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds on account of shares	74	-	74
Loan granted	-	(30)	(30)
Loans received	564	30	594
Loans repaid	(180)	-	(180)
Proceeds from issuance of convertible debenture	-	181	321
Proceeds from stock issued for cash	765	20	2,049
Net cash provided by financing activities	1,223	201	2,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201	(41)	223

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22	50	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223	$9	$223
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50	$-	$50

NON-CASH TRANSACTION:
Conversion of debentures into shares	$101	$-	$101

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

During the second quarter of 2012, the Company's 50%-owned subsidiary, Puresphere Ltd, commenced its operations. The results of its operations and balance sheet as of June 30, 2013 have not been material.

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

On June 5, 2013, the company paid Caterpillar Finance a commitment fee of $177,852. in exchange for Caterpillar Finance's commitment to provide $17,785,720 in debt finance (subject to certain conditions) for the company's 5.2 MW organic waste to energy facility in North Carolina.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2013 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company had approximately $223,000 in cash and cash equivalents, approximately $769,000 in negative working capital, a stockholders’ deficit of approximately $498,000 and an accumulated deficit during development stage of approximately $28,052,000. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On November 5, 2012 the Company entered into an agreement with a non-US investor to sell 30,000,000 shares of common stock at December 25, 2012 for an aggregated amount of $70,000. On December 20 2012, the Company entered into an agreement with a non-US investor to sell 35,000,000 shares of common stock at a price of $0.00286 per share for $100,000 and to purchase another 17,500,000 shares of common stock for $50,000 in January 2013 and another 17,500,000 shares of common stock for $50,000 in February 2013. Additionally, the Company was (i) obligated to issue such investor 10,000,000 shares of common stock in February 2013 at no additional cost and (ii) issue to such investor an option to purchase 7,500,000 shares of common stock for one year for 0.02 per share and to purchase 7,500,000 shares of common stock for two years at a price per share of $0.04.

The Company has estimated the aggregate fair value of such options granted using the Black-Scholes option pricing to be approximately $76,000.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES (continue):

On February 19, 2013, we signed a subscription agreement with the non-US investor pursuant to which such investor agreed to invest an aggregate of $75,000 into the Company in three installments: (i) $25,000 on March 10, 2013, (ii) $25,000 on April 10, 2013 and (iii) $25,000 on May 10, 2013. For each $25,000 invested, the Company is obligated to issue 10,000,000 shares of common stock to the investor. As of June 30, 2013 the investor transferred to the Company all three installments and the Company issued to the investor 30,000,000 shares. In addition, the non-US investor invested additional $25,000 for additional 10,000,000 shares of common stock of the Company.

On February 20, 2013, the Company signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $50,000 into the Company in three installments: (i) $16,600 on March 10, 2013, (ii) $16,600 on April 10, 2013 and (iii) $16,700 on May 10, 2013. Upon receipt of each installment, the Company is obligated to issue 16,600,000 shares of common stock to the investor. As of balance sheet date the Company has received all three installments totaling $50,000 and issued 25,800,000 shares. The remaining 24,200,000 shares were issued after balance sheet date. Additionally, on May 23, 2013 the Company issued 4,000,000 shares of the Company for $4,000 to a non-US investor under the same terms of the agreement above.

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

On January 3, 2013 the Company has signed a consulting agreement with Emerging Market Consulting, LLC (the consultant). According to the agreement the consultant would assist the Company with the design, development and dissemination of corporate information for a period of three month with an option to extend the agreement for addition nine months. The company would pay the consultant $11,000 and 4,500,000 restricted shares of the Company common stock, for the first period. The Company evaluated the cost of such issuance based on the share price of the Company to be $11 thousands. The Company had elected not to renew the agreement and the agreement expired on April 3, 2013.

On June 26, 2013 the Company has signed a Capital Markets Advisory Consulting agreement with Incline Partners, LLC (the consultant). According to the agreement the consultant would provide the Company with capital market advisory and monthly distribution of articles and media for a period between June 15,2013 through August 15, 2013. In consideration for the above services the Company would pay the consultant a cash payment of $28,000 and 10,000,000 restricted shares of the Company common stock.

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

In May and July 2013, the Company issued 56,000,000 shares of common stock for an aggregated amount of $49,315. Such funds used to repay Asher's November 6, 2012 note.

On June 19,2013 the Board of Directors of the Company approved the issuance of 6,000,000 shares of the Company to its Chief Executive officer, 5,000,000 shares to the Chairman of the Board, 5,000,000 shares to the Executive Vice-President and 4,000,000 shares to the Chief Carbon Officer and general counsel of the Company.

On June 19, 2013 the Company entered into an agreement with a third party, according to which the third party had provided the Company with capital market consultancy and fund raising services in the aggregated amount of $100,000. In exchange for his services the Company would issue the third party 20,000,000 shares of common stock of the Company. Such shares have been issued after balance sheet date.

On June 19, 2013 the Company entered into an agreement with a non-US investor to sell 15,000,000 shares of common stock for an aggregated amount of $50,000.

On June 19, 2013 the Company entered into an agreement with a non-US investor to sell 6,060,600 shares of common stock for an aggregated amount of $20,000. Such shares have been issued after balance sheet date.

On June 26, 2013 the Company entered into an agreement with a non-US investor to sell 6,000,060 shares of common stock for an aggregated amount of $20,000. Such shares have been issued after balance sheet date.

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

NOTE 8 – DEBENTURES, NOTES AND LOANS:

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

On March 19, 2012 Asher transferred 100% of the Asher Notes to third parties. During April 2012, such third parties converted $110,000 (i.e., 100% of the principal amount) of the Principal amount of the Asher Notes into 28,893,043 shares of the Company (a conversion price of $0.0039802 per share).

On March 26, 2012, and May 7, 2012 Asher purchased an additional U.S. $53,000 and $32,500, respectively of our 8% convertible notes.

On September 13, 2012 the Company signed on an additional U.S. $32,500, 8% convertible promissory note with Asher.

On October 4, 2012 Asher converted $53,000 of principal amount of March 26, 2012 loan into 29,379,296 shares of the Company.

On November 1, 2012 the Company repaid the May 7, 2012 Asher's $32,500 principal loan for $50,000.

On November 6, 2012 and March 20, 2013 Asher purchased an additional U.S. $32,500 and $47,500 of our 8% convertible promissory notes, respectively.

On February 2, 2013 the Company repaid the September 13, 2012 Asher's $32,500 principal loan for $50,000.

On March 20, 2013, Asher purchased an additional U.S. $47,500 of the Company's 8% convertible notes.

On May 2, 2013 the Company repaid the November 6, 2012 Asher's $32,500 principal loan for $50,000.

On March 12, 2013, Asher purchased an additional U.S. $42,500 of our 8% convertible notes.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBENTURES, NOTES AND LOANS (continue):

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

On April 4, 2013, the Company signed an investment agreement with Fidelity, and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  Dalia has already elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 we issued Dalia 30,120,482 shares at a conversion price of U.S. $0.0018 per share.  Fidelity has also elected to convert the outstanding principal and interest of its July 1, 2012 $50,000 investment into shares of common stock of the Company and, in this connection, received 27,787,149 shares of our common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

On September 4, 2012, September 21, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, the Company signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of our 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January, February and March 2013 the Jelton Notes were converted into 163,100,000 shares for total investment of $130,500.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBENTURES, NOTES AND LOANS (continue):

On March 21, 2013 Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $150,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013. The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in April 2013, the Company issued the lender 3,000,000 shares of common stock. This loan is guaranteed by two of our shareholders. As an inducement to make the guarantee, the Company issued the shareholders 10,000,000 shares of common stock.

On April 28, 2013 the Company signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $87,000 with an interest rate of 3%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on September 30, 2013. According to the agreement, the investor has the right to convert the loan in whole or in part into Company's common stock at an exercise price of $0.005 per share. In addition, per the agreement, as an inducement to make the loan, in April 2013, the Company issued the lender 10,000,000 shares of common stock.

On June 14, 2013 Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $120,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013. The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in June 2013, we issued the lender 3,000,000 shares of common stock. This loan is guaranteed by two of the Company's shareholders. As an inducement to make the guarantee, the Company issued the shareholders 10,000,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 1,900,000 shares to 66,500,000 shares; (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 34,800,000 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg, our then non-executive chairman of the board.   Both Messrs. Weinberg and Palas became our directors. In February 2012, we entered into a revised employment agreement with Mr. Palas pursuant to which we pay Mr. Palas a monthly salary of U.S. $10,000 plus VAT. Mr. Palas continues to serve as a director of the Company. As at the date of this quarterly report, Mr. Palas beneficially owns 32,121,917 shares of our common stock, none of which is subject to any forfeiture.

On October 25, 2010, we appointed Mark Radom as our Chief Carbon Officer. Mr. Radom serves in this capacity on a 75% time basis and also acts as our general counsel. On April 12, 2013, we and Mr. Radom entered into a new consulting and service agreement (the “New Service Agreement”), which supersedes any and all prior agreements between us and Mr. Radom. Pursuant to the New Service Agreement, we agreed to pay Mr. Radom a monthly salary of U.S. $7,000 until the financial closing of the Company’s first project at which time Mr. Radom’s monthly salary will increase to U.S. $10,000. As at the date of this quarterly report, Mr. Radom beneficially owns 17,000,000 shares of our common stock, none of which are subject to any forfeiture

On July 27, 2011, we appointed Roy Amizur our Executive Vice-President. Mr. Amizur. At such time, Mr. Amizur received 12,500,000 shares of our common stock. As at the date of this quarterly report. Mr. Amizur beneficially owns 28,575,000 shares of our common stock. As of July 2012, we agreed to pay Mr. Amizur a monthly salary of U.S. $10,000.

On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer on a non-exclusive basis. Mr. Zakai is entitled to receive U.S. 1,500 per month for the work he performs for us.

In February 2012, our then non-executive chairman, Eliezer Weinberg, resigned from the board of directors. He no longer has any role with us. In his place, we appointed Joshua Shoham non-executive director and chairman of the board. Mr. Shoham received 4,000,000 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. We and Mr. Shoham signed an advisory agreement in July 12, 2012 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, we agreed to pay Mr. Shoham $10,000 per month plus VAT. The Advisory Agreement has a term of five (5) years and is terminable only for cause (as defined therein) upon 12 months’ notice. As at the date of this quarterly report, Mr. Shoham beneficially owns 19,000,000 shares of our common stock, of which 4,000,000 are subject to pro rata forfeiture.

We have four persons providing us services on a full-time basis – our non-executive chairman, our chief executive officer, our executive vice-president and our general counsel and chief carbon officer. We have two part-time employees – our chief financial officer and an office manager.

From 2010 to the end of 2011, we were primarily focused on implementing carbon credit projects in the developing world under the auspices of the Kyoto Protocol. During this time we pursued landfill projects in Ghana (as described more fully below). However despite starting what we hoped would be a promising set of landfill gas-to-energy projects in Africa, in the last quarter of 2011, we repositioned ourselves to pursue waste-to-energy projects which we believe has the potential for greater opportunity.

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

Our plan is to integrate all activities and components that make up a project, providing a turnkey, one-stop shop solution and doing everything needed to make our projects successful. We intend to work with and outsource key components of such projects to the Engineering Procurement Construction (“EPC”)/technology providers and other project participants that provide the best and most economical solution for each individual project. We believe this will provide us the flexibility and freedom to tailor the best solution for each project. We expect that we will remain involved in managing and financing all aspects of the relevant project for its lifetime or until the project is sold, when that proves to be in our best interests. We believe this assures all of the involved parties - including waste producers, the financing parties, the EPC/technology providers and customers - that there is long-term overall continuity and responsibility for each project as a whole.

We are therefore now focusing most of our efforts and resources toward waste-to-energy projects. As described more fully below, we have signed agreements in respect of two projects in the United States (North Carolina and Rhode Island) and are in the process of developing a pipeline of more such projects in the United States, China, Africa and elsewhere. Presently, we believe that there is a virtually endless supply of waste suitable for such projects and the demand for renewable energy in general and from such projects in particular is growing every year and exceeds the amount of renewable energy available to satisfy such demand

Summary of Current Operations

We are currently focusing on seven projects:

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
•	Sofokrom Sanitary Landfill Waste to Energy 1 MW Plant
•	Oblogo/Mallam Landfill Waste to Energy 500 KW Plant
•	Ablekuma Landfill Waste to Energy 250 KW Plant
•	Accra General Landfill Waste to Energy 1 MW Plant

Ghana Projects

In July 2011, we entered into a joint-venture agreement with BPure Environmental Improvement Group Ltd. (“BPure”) pursuant to which BPure agreed to finance two of our Ghanaian landfill gas to energy projects in Ghana and open a joint-venture company to be owned in equal share with us in exchange for the right to recoup its investment first and then to participate equally with us in any profits. It was intended that the two projects to be financed were the Oti Sanitary Landfill in Kumasi and the Oblogo/Mallam Landfill in Accra.

In November 2011, we signed a memorandum of understanding with the Takoradi-Sekondi Metropolitan Assembly and the J. Stanley Owusu Group (the largest Ghanaian waste delivery company and landfill operator) to conduct a feasibility study of the Sofokrom Sanitary Landfill in Takoradi, Ghana with a view to implementing a landfill gas extraction project under the rubric of the Clean Development Mechanism (“CDM”) of the Kyoto Protocol. The memorandum of understanding terminates in October 2013 unless the study has been completed and based on the results the parties are implementing the project.

We performed a pump test in January 2012 at our Oti Landfill site in Kumasi, Ghana, the results of which were satisfactory to us and initially satisfactory to BPure.

On January 18, 2012, Puresphere Limited, our joint venture with BPure (in which our stake is 50%), signed an emissions reduction purchase agreement (“ERPA”) with Vattenfall Energy Trading Netherlands N.V., a subsidiary of Vattenfall AB, a Swedish company and one of Europe’s biggest power producers (“Vattenfall”), in respect of up to nine emissions reduction projects in Ghana and Nigeria. Subject to the terms of this agreement, Vattenfall is obligated to purchase through 2020 the certified emissions reductions (“CERs”) to be received in respect of up to nine landfill sites at a discount to the market price on the date of delivery. Vattenfall has an option to purchase such CERs beyond 2020 in its discretion. Vattenfall financed the costs of registering such landfill sites with the Executive Board (“EB”) of the CDM of the Kyoto Protocol in order to receive CERs. If the price per CER on the date of the first delivery thereof is less than eight Euro, then we will be obligated to reimburse Vattenfall certain of such registration costs.

Based on the results of the pump test and the execution of an ERPA with Vattenfall, we decided to submit the Oti landfill gas to energy project to the EB of the CDM of the Kyoto Protocol for registration. In this connection, on April 2, 2012, we signed, through our 50%-owned subsidiary, Puresphere Ltd., a validation agreement with the Japan Consulting Institute (the “Validator”) in respect of our Oti Sanitary Landfill CDM Project and our African Landfill Programme of Activities. On April 24, 2012, we submitted a final programme of activities design document (“PoADD”) to the Validator in respect of the Oti Sanitary Landfill CDM Project. On April 28, 2012, the Validator uploaded the PoADD onto the applicable web site of the United Nations for the 30-day global stakeholder consultation. The Validator visited the site in June of 2012 and submitted its validation report and request to register the project to the Executive Board of the CDM on December 24, 2012. The deadline for such submission was December 31, 2012. In March 2013, we received notification from the Validator that the EB of the CDM is conducting a completeness check of the materials submitted.

In April 2013, we received notification from the EB of the CDM that the PoADD required certain minor corrections. We made such corrections and submitted revised registration documentation to the EB of the CDM in June 2103. We have not received any further information or notifications from the EB of the CDM in respect of this project and do not know when the Oti Sanitary Landfill CDM Project will be registered.

On May 2, 2012, we signed a CPA confirmation with Vattenfall in respect of the Sofokrom Sanitary Landfill CDM Project in Takoradi, Ghana, which makes the CERs from this project eligible to be sold to Vattenfall under our ERPA.

We also commenced in March 2012 negotiations with General Electric in respect of the purchase, installation and operation of a generator-set at the Oti Landfill CDM Project for the purpose of electricity generation. In June 2012, we commenced negotiations with the Electricity Company of Ghana to enter into a long-term power purchase agreement for the sale of the electricity we intend to produce at the Oti site. These negotiations are ongoing as at the date hereof.

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

In May 2013, BPure informed to us that it had reviewed the results of the January 2012 pump test a second time and decided not to invest in any landfill gas to energy project in Ghana. We have decided to seek a new investor for our Ghanaian landfill gas to energy projects. We are currently considering a number of alternatives in how to proceed, including, but not limited to, performing a second pump test to take place over a longer period of time and with deeper wells and to add more sites in Ghana and in neighbouring countries such as Nigeria and Ivory Coast. In this connection, we are in negotiations with relevant authorities to secure the right to implement landfill gas to energy projects in both countries. There is no assurance that we will be successful in this endeavour.

US Projects

On May 7, 2012, we signed a term sheet in respect of two biomass waste-to-energy projects in the United States: (i) one in Rhode Island and (ii) one in North Carolina. The feedstock for the Rhode Island project is expected to be 50,000 tons of organic food waste annually, which is expected to produce enough biogas to power a 3.2 MW generator. The feedstock for the North Carolina plant is expected to be 80,000 tons of organic food waste annually, which is expected to produce enough biogas to power a 5.2 MW generator.

In August 2012, we entered into a joint venture with Biogas Nord AG, a German company that provides equipment, procurement and construction services and has over 370 waste to energy anaerobic digestion installations in operation around the world (“BGN”). The joint venture company is a Delaware limited liability company called Binosphere LLC (“Binosphere”) in which we own 75% and BGN owns the remaining 25%. It is intended that we will implement all of our US-based anaerobic digester projects together with BGN through Binosphere. Pursuant to the Binosphere joint venture agreement, BGN has undertaken to invest $1,300,000 into Binosphere from the first four cash payments it is to receive from the first EPC agreement it signs from one of our projects. If BGN fails to make such investment, we have the right to reduce its ownership of Binosphere to zero percent, depending on how much BGN invests (if any) of the $1,300,000 it has committed to invest.

On October 19, 2012, we signed a definitive project agreement in respect of both the North Carolina and Rhode Island sites with their current owner pursuant to which we will receive full ownership of each of the entities that owns the rights to implement the respective projects. Transfer of such ownership is contingent upon (i) a signed power purchase agreement with the local utility, (ii) a signed feedstock agreement in respect of the quantity of feedstock that is sufficient to generate the site’s maximum power capacity, (iii) a valid and binding land lease or purchase agreement, (iv) valid and binding offer of debt finance, (v) all applicable permits, (vi) a valid offer to purchase the project’s applicable federal and state tax credits and (vii) anything else required to implement the given project (collectively, the “Closing Conditions”). We are currently working on satisfying such Closing Conditions with a view toward commencing project construction at the North Carolina site and the Rhode Island sites prior to the end of 2013. There are no assurances that we will satisfy the Closing Conditions in a timely manner or at all.

On June 14, 2013, Binosphere signed term sheets with an Israeli fund (the “Fund”) to finance the equity portion of our North Carolina and Rhode Island projects (the “Equity Term Sheets”) subject to certain conditions, including, but not limited to, the receipt of an offer to monetize our federal investment tax credits for at least 125% of the actual amount of federal investment tax credit to which we are entitled. Under each Equity Term Sheet, we will receive 15% of the net cash after expenses, debt service and allocations for tax payments (the “Net Profits”) until the Fund achieves a 20% internal rate of return (after taxes), after which our share of the Net Profits will increase to 50%, although the Fund will at all times receive the first $50,000 of annual Net Profits. Our share of the Net Profits may be reduced if the actual cost of our US projects is higher than projected or the cumulative annualized EBITDA of the US projects is less than $6,600,000 (in respect of the North Carolina project) and $4,400,000 (in respect of the RI project). We have also granted the Fund a right of first refusal to finance the next U.S. $15,000,000 in similar projects.

To-date, there are both signed and binding power purchase agreements (“PPAs”) in respect of both our North Carolina and Rhode Island sites. Our PPA for the North Carolina Project is for 15 years. Our PPA for the Rhode Island project is also for 15 years with an option to extend for 6 years.

There are also signed feedstock agreements in respect of both our North Carolina and Rhode Island sites with Skip Shapiro Enterprises, LLC and, in respect of our North Carolina site only, with Waste Connections Inc. These agreements provide for the delivery of a minimum of 250 tons of organic waste per day to our North Carolina site and 150 tons of organic waste per day to our Rhode Island site. On April 18, 2013, two local haulers signed feedstock letters of intent to deliver an aggregate of 100 tons of organic waste to the Rhode Island project. In parallel, we are working with other suppliers of organic waste to locate other sources of organic feedstock so that we have multiple suppliers for amounts of feedstock in excess of our requirements for each of our sites.

On May 21, 2013, McGill Environmental Systems of NC, Inc., a market leader in the compost industry (“McGill”), signed a 10-year compost off-take agreement in respect of the Rhode Island project. The Rhode Island off-take agreement will obligate McGill to purchase up to 45 tons per day of compost at 40-50% moisture at $9 per ton. Discussions regarding the North Carolina are underway

On May 31, 2013, Caterpillar Financial Services Corporation signed a commitment letter in respect of the North Carolina project committing, subject to a number of conditions, including the receipt of a signed tax credit term sheet, feedstock agreements and compost off-take agreements and the entry into definitive loan documents, in each case, in form and substance satisfactory to CAT, to invest as debt financing approximately $17,785,000.

Binosphere is currently negotiating with BGN to be the EPC for both the North Carolina and Rhode Island projects. One component of these contracts, however, is that BGN will provide a performance guarantee for each project that will be backed by a US insurance company acceptable to CAT.

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

General and administrative expenses

General and administrative expenses for the nine-month period ended June 30, 2013 were $1,348,000 as compared to $3,428,000 for the nine-month period ended June 30, 2012. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

Net Loss

As a result of the above, we incurred a net loss of $1,456,000 for the nine-month period ended June 30, 2013, as compared to a net loss of $3,452,000 for the nine-month period ended June 30, 2012.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers.

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

Liquidity

As of June 30, 2013, we had cash of $223,000 compared to $9,000 as of June 30, 2012. As at June 30, 2013, we had working capital deficit of $769,000 compared to working capital of $495,000 as at June 30, 2012. Management anticipates that existing cash resources, including the proceeds of the equity private placements described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require a minimum of $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 20% equity and 80% debt, we will require approximately $11,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 20% equity and 80% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Capital Resources

As at June 30, 2013, we had no commitments for any capital expenditures. Based on project agreements signed to-date and projects in the pipeline, we anticipate the incurrence of such commitments during the fiscal year ending September 30, 2013. We expect to fund such commitments partly with equity to be contributed by us and partly with debt to be raised from financial institutions. In order to make any equity contribution, we will be forced to raise additional funds in the form of an equity investment in us of from external investors.

Off-Balance Sheet Arrangements

As at June 30, 2013, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

We are seeking to operate largely in the developing world (such as, e.g., countries in Africa, Central Asia and Southeast Asia), making it susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many of the countries in the developing world where we have projects have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on our results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect any future profitability, if any.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or changes in U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

Recent Events

On July 1, 2013, we entered into a subscription agreement with a non-US investor pursuant to which we issued him 20,000,000 shares of our common stock in exchange for an investment of $100,000.

On July 1, 2013, we issued 24,000,000 shares of common stock to a non-US investor in exchange for the guarantee referred-to above, an investment of $25,000 and at the direction of third-party investors who had invested cash into the Company previously, but not yet received their shares of common stock.

On July 1, 2013, we issued 12,000,000 shares of common stock to a non-US investor in exchange for the guarantee referred-to above, an earlier investment of cash into the Company.

On July 1, 2103, we issued an additional 9,400,000 shares of common stock to four separate non-US investors, in each case, at the direction of a third –party investor who had invested cash into the Company, but had not yet received his shares of common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2013. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2013. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales and Issuances of Securities during the Quarter Ending June 30, 2013

On April 4, 2013, we signed a loan agreement with Fidelity Venture Capital Ltd., an Israeli company, and Dalia Aztmon, an Israeli investor pursuant to which Dalia Atzmon agreed to purchase an aggregate amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”). The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years. As an inducement to purchase the DA Note, Dalia will receive 30,120,482 shares of our common stock. Dalia will have the right to convert the outstanding principal and accrued, but unpaid interest, into shares of our common stock at a conversion price of U.S. $0.03 for two years from the DA Note issue date. In the event that in the average share price during the first quarter of 2013 will be less than U.S. $0.20 per share, the conversion price will be U.S. $0.03. From then on until the maturity date, the conversion price will be U.S. $0.10 per share. On the maturity date, Dalia will have an option to convert the DA Note into shares of our common stock at a conversion price of U.S. $0.10 per share, or, at her discretion, at the price that reflects a 20% discount to the then market price per share.

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

On June 14, 2013, we entered into a loan agreement with a non-US investor in the amount of $120,000 bearing annual interest of 5%. The loan plus any and all accrued, but unpaid interest, is due and payable on June 14, 2014 There is a penalty of $100 per day for every day that we are late in paying the principal and interest. The loan is guaranteed by two third-parties to whom we issued 5,000,000 shares of our common stock each.

On June 19, 2013, we entered into a subscription agreement with a non-US investor pursuant to which we issued him 15,000,000 shares of our common stock in exchange for an investment of $50,000.

On June 19, 2013, we entered into a subscription agreement with a non-US investor pursuant to which we issued him 6,060,600 shares of our common stock in exchange for an investment of $20,000.

On June 26, 2013, we issued 10,000,000 shares of common stock to Incline Partners, LLC, the company that is leading our investor relations campaign, as part of its compensation package.

On June 26, 2013, we entered into a subscription agreement with a non-US investor pursuant to which we issued him 6,060,000 shares of our common stock in exchange for an investment of $20,000.

On July 1, 2013, we entered into a subscription agreement with a non-US investor pursuant to which we issued him 20,000,000 shares of our common stock in exchange for an investment of $100,000.

On July 1, 2013, we issued 45,400,000 shares of common stock to a group of non-US investors in exchange for the performance of certain services for our benefit and cash investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers, Election of Directors, Appointment of Certain Officers, Compensatory Arrangements of Certain Officers”:

On April 12, 2013, we and Mark Radom, our Chief Carbon Officer and general counsel, entered into a new Consulting and Service Agreement (the “New Service Agreement”), which supersedes any and all prior agreements between us and Mr. Radom. Pursuant to the New Service Agreement, we agreed to pay Mr. Radom a monthly salary of U.S. $7,000 until the financial closing of our first project at which time Mr. Radom’s monthly salary will increase to U.S. $10,000. The New Service Agreement provides that Mr. Radom is owed compensation for back-pay and services provided to date which as of the date hereof amounts to $71,000 The New Services Agreement provides that Mr. Radom shall devote 75% of this time to the Company and that the agreement shall remain in force unless earlier terminated. Either we or Mr. Radom may upon 90 days prior written notice terminate the New Services Agreement and we may terminate the New Services Agreement without prior notice for cause, in the case of death or disability, as such terms are defined in the New Services Agreement.

The foregoing is qualified in its entirety by a copy of the New Service Agreement, a copy of which is attached hereto as Exhibit 10.1 to our Form 10-Q filed with the SEC on May 15, 2013 and incorporated herein by reference.

On April 30,2013 the Board of Directors of the Company approved the issuance of 26,000,000 shares of the Company and 26,000,000 options to its Chief Executive officer, 23,000,000 shares and 23,000,000 options to the Chairman of the Board, 19,000,000 shares and 19,000,000 options to the Executive Vice-President and 10,000,000 shares and 10,000,000 options to both the Chief Carbon Officer and general counsel of the Company and for the CTO of Binosphere. The shares and options will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The option strike price in each case is $0.0051.

ITEM 6.

No.	Description
10.1	Dr Marcus Loan Agreement
10.2	John Finberg Subscription Agreement
10.3	Incline Partners Agreement
10.4	Lior Tamar Investments Ltd. Subscription Agreement
10.5	Chen Winterman Agreement
10.6	Asher Note Agreement
10.7	Fidelity Loan Agreement.
10.8	Ori Ackerman Agreement
31.1	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certifications (ii) Rule 13a–14/15d–14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 13, 2013

By:	/s/ Shlomo Zaki
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 13, 2013

- 25 -