Form 10-K
period 2013-09-30
BLUE SPHERE CORP.
filed 2014-01-13
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Securities registered pursuant to Section 12(g) of the Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934.  Yes ☒ No ?☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No ☒

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
 Yes ☐  No ☒

As of March 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,287,000.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:   As at January 9, 2014, there were 14,107,639 shares of common stock, par value $0.001 per share issued and outstanding (reflecting a 1-for-113 reverse stock split of registrant’s common stock effected on December 4, 2013).

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

Forward Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors including, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) the financial and operating performance of our projects after commissioning, (iii) uncertainties regarding the market for and value of carbon credits, renewable energy credits and other environmental attributes, (iv) political and governmental risks associated with the countries in which we operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.   Business

 Overview

We are a project integrator in the clean energy production and organics to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, organics to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We believe that these markets have tremendous potential insofar as there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. Not only is there a virtually endless supply of waste and organic material, but in most, if not all cases, disposing of such waste and material in most parts of the world today is a costly problem with an environmentally-damaging solution, such as landfilling. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently focusing on four projects for which we have signed agreements, term sheets or memoranda to own and implement such projects and which are in various stages of development:

United States

•	Concord, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
⋅	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
⋅	Accra Transfer Station Waste to Energy Anaerobic Digester 10MW Plant

US Projects

North Carolina and Rhode Island Projects

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

In August 2012, we entered into a joint venture agreement with Biogas Nord AG, a German company that provides equipment, procurement and construction services and has over 370 waste to energy anaerobic digestion installations in operation around the world (“BGN”). The joint venture company is a Delaware limited liability company called Binosphere LLC (“Binosphere”) in which we own 75% and BGN owns the remaining 25%. It was intended that we would implement all of our US-based anaerobic digester projects together with BGN through Binosphere. Pursuant to the Binosphere joint venture agreement, BGN had undertaken to invest $1,300,000 into Binosphere from the first four cash payments it is to receive from the first EPC agreement it signs from one of our projects. If BGN were to fail to make such investment, we have the right to reduce its ownership of Binosphere to zero percent, depending on how much BGN invests (if any) of the $1,300,000 it has committed to invest.  In August 2013, BGN became insolvent under German law as a result of which we terminated the joint venture agreement and decided not to use Binosphere in any capacity.

On October 19, 2012, we signed definitive project agreements in respect of both the North Carolina and Rhode Island sites with their current owner pursuant to which we will receive full ownership of each of the entities that owns the rights to implement the respective projects subject to the satisfaction of certain conditions. Transfer of such ownership is contingent upon the satisfaction of the following closing conditions: (i) a signed power purchase agreement with the local utility, (ii) signed feedstock agreements in respect of the quantity of feedstock that is sufficient to generate the site’s maximum power capacity, (iii) a valid and binding land lease or purchase agreement, (iv) valid and binding offer of debt finance, (v) submitted applications in respect of required permits, (vi) a valid and binding agreement in respect of the equipment, procurement and construction, and (vi) a valid and binding agreement to purchase the project’s applicable federal and state tax credits (collectively, the “Closing Conditions”). Under the terms of the project agreements, within 15 days following the transfer of ownership, we are required to pay to the seller $900,000 in respect of the North Carolina project and $600,000 in respect of the Rhode Island project, in each case less any amounts not reimbursed to us that we incur in support of the seller meeting its Closing Conditions. In addition, after our recoupment in full of our investment in the project and after the limited liability company that owns the project achieves a 30% internal rate of return (if ever), the seller shall be entitled to 30% of the amounts of distributable cash over the 30% internal rate of return. We have also agreed to reimburse certain costs to the seller of the Rhode Island project out of equity funds to be invested in the project.

We are currently working with the seller on satisfying such Closing Conditions with a view toward commencing project construction at the North Carolina site and the Rhode Island sites in the first quarter of calendar 2014.  On December 4, 2013, we signed purchase orders and made down-payments for a biosqueeze system for the pre-treatment of organic solid waste for the North Carolina project and a heat exchanger for the pre-heating of the organic feedstock entering into the anaerobic digester to ensure a constant temperature. There are no assurances that we or the seller will satisfy the Closing Conditions in a timely manner or at all.

On June 14, 2013, Binosphere signed a term sheet with an Israeli fund (the “Fund”) to finance the equity portion of our Rhode Island project (the “Equity Term Sheet”) subject to certain conditions. Under the Equity Term Sheet, we will receive 15% of the net cash after expenses, debt service and allocations for tax payments (the “Net Profits”) until the Fund achieves a 20% internal rate of return (after taxes), after which our share of the Net Profits will increase to 50%, although the Fund will at all times receive the first $50,000 of annual Net Profits. Our share of Net Profits may be subject to adjustment under certain circumstances in the future. We have also granted the Fund a right of first refusal to finance the next U.S. $15,000,000 in similar projects.

To-date, there are both signed and binding power purchase agreements (“PPAs”) in respect of both the North Carolina and Rhode Island sites. The PPA for the North Carolina Project is for 15 years. The PPA for the Rhode Island project is also for 15 years with an option to extend (on the part of purchaser of the electricity) for 6 years.  Prior to realizing any revenues under the PPAs, we would have to commence commercial operation on the respective sites. There can be no guarantees that such operations will commence in the near future, if ever.

To-date there are three signed feedstock letters of intent in respect of the North Carolina project providing 180 tons a day of a range of organic feedstock.  The North Carolina project requires 400 tons of organic feedstock on a daily basis.  There is one feedstock supply letter of intent in respect of 50 tons a day and one feedstock supply definitive agreement in respect of 50 tons a day for the Rhode Island project.  The Rhode Island project requires 200 tons a day of organic feedstock.  We are working with other suppliers of organic waste to locate other sources of organic feedstock so that we have multiple suppliers for amounts of feedstock in excess of our requirements for each of our sites.

On May 15, 2013, McGill Environmental Systems of NC, Inc., a market leader in the compost industry (“McGill”), signed a 10-year compost off-take agreement in respect of each of the Rhode Island and North Carolina projects.  The compost to be purchased by McGill will comprise the digestate that is leftover from the anaerobic digestion process at each plant.  The Rhode Island off-take agreement will obligate McGill to purchase up to 45 tons per day of compost at 40-50% moisture at $9 per ton.  The North Carolina off-take agreement will obligate McGill to purchase up to 45 tons per day of compost at 40-50% moisture at $14 per ton.

On October 29, 2013, Orbit Energy Charlotte, LLC (“OEC”), Tipping, LLC (“Tipping”) and Caterpillar Financial Services Corporation (“Caterpillar”) entered into a Construction Financing Agreement (the “Construction Financing Agreement”). Tipping, LLC is a wholly-owned subsidiary of Bluesphere Corporation formed for the purpose of signing feedstock supply agreements for the North Carolina project.

The Construction Financing Agreement is the agreement pursuant to which Caterpillar Financial Service Corporation (“CAT”) has agreed, subject to the fulfillment of certain conditions, to provide up to $17,785,720 in debt financing (the “Debt Finance”) in respect of the North Carolina project.  The Debt Finance is to be divided into two phases:  (i) a construction loan and (ii) a term loan.  The term of the Debt Finance shall be 10 years.  Interest on the construction loan component of the Debt Finance based on LIBOR for deposits in dollars for a term of three months plus a variable-rate spread the minimum of which can be 5.32%.  Interest on the term loan component of the Debt Finance will be fixed 60 days prior to the conversion of the construction loan into a term loan (based on CAT’s proprietary cost of funds).  Prepayment of the construction loan is not permitted, but prepayment of the term loan is permitted subject to the payment of a fee the amount of which depends, in part, on the timing of the prepayment.

CAT’s obligation to provide the Debt Finance in respect of the Project is subject to (among other things):

-	satisfactory completion of due diligence on the proposed equipment, procurement and construction (“EPC”);
-	contractor for the Project and approval of the EPC agreement;
-	entry into further definitive documentation, including, but not limited to, security documents granting CAT liens over and rights in the Project;
-
receipt in cash of 100% of the amount of equity financing in respect of the Project, which is currently set at $6,000,000 plus a letter of credit in the amount of $1,500,000 to fund certain reserve obligations;

-	transfer of $5,000,000 in renewable energy investment tax credit proceeds provided for under Section 48 of the Internal Revenue Code;
-	receipt of all required permits for construction and operation of the Plant;
-	transfer of all project companies to the Company and its affiliates;
-	delivery to CAT by the EPC contractor of a performance bond in the amount of $12,000,000;
-	receipt of a performance guarantee by the EPC contractor ensuring that the Project will produce no less than 90% of the project’s nameplate capacity of electricity;
-	delivery to CAT by the EPC contractor of an insurance policy covering such performance guarantee;
-	payment of all labor or materials furnished by the EPC contractor’s laborers and sub-contractors;
-	delivery to CAT of feedstock supply agreements in sufficient quantity to provide for the payment of 105% of all amounts to be paid to CAT under the Construction Financing Agreement;
-	delivery to CAT of an compost off-take agreement;
-	absence of any liens or claims in respect of the Project;
-	purchase of and clean title on the project site;
-	satisfactory completion of environmental due diligence;
-	satisfactory completion of due diligence on the party to operate the project;
-	compliance with all legislation, rules and regulations applicable to the project;
-	no litigation threatened or pending in respect of the project;
-	payment of all taxes and claims in respect of the project;
-	evidence of all required insurance policies being in full force and effect; and
-	ongoing compliance with all representations and warranties under the Construction Finance Agreement.

Satisfaction of the foregoing conditions is subject to the full and absolute discretion of CAT.

On October 30, 2013, we entered into an Operating Agreement (the “Operating Agreement”) with REF Investments Ltd. (“REF”) with respect to the formation of REF Bluesphere LLC (the “JV”).  The JV is a company set up to own and manage OEC and Tipping through certain intermediary companies.  Pursuant to the Operating Agreement, REF has, subject to the fulfillment of certain conditions, agreed to invest $6,000,000 in cash plus $1,500,000 in a letter of credit in the form of equity financing for the North Carolina project (the “Equity Finance”).  In exchange for the Equity Finance, REF will receive a 50% ownership stake in the JV leaving the Company with a 50% ownership stake in the JV.  Until REF receives a 20% internal rate of return after taxes (the “Minimum Return”) on its investment of the Equity Finance of the Project, REF will receive 85% of the EBITDA of the North Carolina project and we will receive 15%. Once REF has received the Minimum Return, the allocation of net revenue shall become 50% to REF and 50% to the Company.  If the amount of cash REF invests as Equity Finance exceeds $6,000,000, then REF will be entitled to receive an additional 1% of EBITDA for each $100,000 in excess of $6,000,000 it invests.  For every $100,000 decrease in EBITDA from North Carolina project’s target EBITDA of $6,600,000, REF will receive an additional 1% of EBITDA subject to a maximum of 75% of the net project cash flow.  If REF does not receive the Minimum Return with five years of commercial operation, it will be entitled to receive 95% of EBITDA until it achieves the Minimum Return.  The initial manager of the JV shall be Roy Amitzur, whose term shall be three years subject to early termination by REF for lack of dedication of adequate time to the JV, being charged with the commission of a felony or a crime of moral turpitude, commission of an act of fraud or misuse of JV funds or underperformance of EBITDA of 7% or more against the North Carolina budget in any given year. REF has the right to approve the entry into a wide range of transactions outside of the ordinary course of business.  Until REF receives the Minimum Return, we will pledge our ownership interest in the JV to REF to secure our obligations under the Operating Agreement (to the extent that such ownership interest is not already pledged to CAT). The contribution of the Equity Finance to the JV is subject to the following conditions precedent:

-	execution of a power purchase agreement in respect of the project;
-	execution of debt financing agreements for a construction loan for construction of the project with a loan-to-value of not less than 75%;
-	receipt of an executed, binding term sheet from a reliable party to invest in the project for the state and federal tax benefits associated with the project with terms and conditions acceptable to REF in its sole discretion (it being expected that such investment will be a minimum of $0.55 per dollar of North Carolina State tax credit and $1.18 per dollar of the Federal Investment Tax Credit and accelerated depreciation);
-
execution by the project company of binding letters of intent or agreements for the supply of 100% of the feedstock required for the project by suppliers with a minimum credit score to be agreed in a separate writing between the parties within 14 days of signing the Operating Agreement;

-	execution by the project company of an engineering, procurement and construction agreement for the North Carolina project with a counterparty acceptable to REF in its reasonable discretion;
-
successful completion of third-party technology due diligence on the proposed equipment, design and layout of the project and the conformity of these with the feedstock agreements and budget projections of the project (it being understood that REF is required to complete such due diligence within one month of the date of the Operating Agreement);

-	insertion and approval by REF of a (i) schedule of values and draw down schedule, (ii) project development cost schedule, (iii) operating budget for the first five years of operation and (iv) North Carolina project pro forma.

We are also continuing our efforts and initiatives to identify and secure the rights to implement biomass waste-to-energy projects at dairy, swine and poultry farms in the United States and are in the initial stages of negotiations with several sites.

There can be no assurances that we will implement any biomass waste-to-energy project of any nature in the United States, Ghana or elsewhere.

Ghana Projects

Oti Project

In February 2011, we entered into a joint-venture agreement (the “Oti Agreement”) with the Kumasi Metropolitan Authority (“KMA”), the owner of the Oti Sanitary Landfill (the “Oti Landfill”), and J. Stanley Owusu Group of Companies, the operator of the Oti Landfill (“JSO”).  Pursuant to the Oti Agreement, we obtained the right to implement a landfill gas carbon credit project at the Oti Landfill in Kumasi, Ghana under the auspices of the Kyoto Protocol and an option (subject to entering into separate definitive documentation) to implement a landfill gas to energy project.  The net revenues from the project will be shared among us, the KMA and JSO in accordance with the allocation set forth in the Oti Agreement.

In August 2013, we entered into a memorandum of understanding with JSO pursuant to which we agreed to act as 50/50 partners in the project, sharing costs and revenues equally – subject to any interest of KMA in the project.   KMA’s interest in the revenue to be produced from power production remains to be negotiated in the future.

There are no termination milestones in the relevant agreements and we have not received any notice or communication from any party in this project of any nature.

In March 2012, we entered into negotiations with General Electric in respect of the purchase, installation and operation of a generator-set at the Oti Landfill CDM Project for the purpose of electricity generation. In June 2012, we commenced negotiations with the Electricity Company of Ghana to enter into a long-term power purchase agreement for the sale of the electricity we intend to produce at the Oti site. These negotiations are ongoing as at the date hereof and will only be concluded if and when we enter into a binding power purchase agreement in respect of any project in Africa.  Power purchase agreement negotiations are underway although there can be no assurance that we will sign the necessary agreements for this project in a timely manner or at all.

Accra Project

In August 2013, we signed a memorandum of understanding with JSO in respect of a 700-ton per day anaerobic digester plant to be constructed and operated on the site of a Accra’s only transfer station, which is expected to commence operation in the first quarter of 2014.  The transfer station operation will sort the waste, remove inorganic materials and deliver to the anaerobic digester plant the left-over organic waste.  We are currently in negotiations with respect to a 25-year lease for the site, 25-year feedstock supply agreement and a 25-year power purchase agreement for the power to be produced from the project.  There can be no assurance that we will sign the necessary agreements for this project in a timely manner or at all.

Sokofrom Project

In November 2011, we signed a memorandum of understanding with the Takoradi-Sekondi Metropolitan Assembly and the J. Stanley Owusu Group (the largest Ghanaian waste delivery company and landfill operator) to conduct a feasibility study of the Sofokrom Sanitary Landfill in Takoradi, Ghana with a view to implementing a landfill gas extraction project under the rubric of the Clean Development Mechanism (“CDM”) of the Kyoto Protocol. The memorandum of understanding terminated in October 2013.  We are currently taking steps to renew it on the same terms and conditions.  There is no assurance that we will be successful in doing so.

On June 14, 2012, we conducted an on-site feasibility study at the Sofokrom landfill in Takoradi, Ghana. The results of such study suggest that the Sofokrom site will become a viable CDM landfill gas-to-energy project when another 4-9 meters of waste is dumped on top of the existing cell so that it reaches a height of 10-15 meters. This can take 2-4 years depending on waste dumping practices.

Project Financing

In July 2011, we entered into a joint-venture agreement with BPure Environmental Improvement Group Ltd. (“BPure”) pursuant to which BPure agreed to finance two of our Ghanaian landfill gas to energy projects in Ghana and open a joint-venture company to be owned in equal share with us in exchange for the right to recoup its investment first and then to participate equally with us in any profits. It was intended that the two projects to be financed would be the Oti Landfill in Kumasi and the Oblogo/Mallam Landfill in Accra.  In February 2012, we amended the joint venture agreement to provide for a different allocation of revenue to be distributed from the two projects to be implemented thereunder:  Bluesphere to receive 20% and BPure 80% of any and all revenue distributed from until BPure receives 140% of the amount it invested in the projects (the “Threshold Amount”).  After BPure has received the Threshold Amount, the proceeds to be distributed to the parties shall be split in accordance with their respective ownership shares in Puresphere – i.e., 50/50.

We performed a one-day pump test in January 2012 at the Oti Landfill, the results of which showed sufficient amounts of gas to power a 750 kw generator.

In May 2013, BPure informed us that it had reviewed the results of the January 2012 pump test a second time and decided not to invest in any landfill gas to energy project in Ghana. We have decided to seek a new investor for our Ghanaian landfill gas to energy projects. We are currently considering a number of alternatives in how to proceed, including, but not limited to, performing a second pump test to take place over a longer period of time and with deeper wells and to add more sites in Ghana and in neighboring countries such as Nigeria and Ivory Coast. In this connection, we are in negotiations with relevant authorities to secure the right to implement landfill gas to energy projects in both countries. There is no assurance that we will be successful in this endeavor.

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i) effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 16,814 shares to 588,496 shares; (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 307,965 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg, our now former non-executive chairman of the Board of Directors. Both Messrs. Weinberg and Palas became our directors. The foregoing share amounts give retroactive effect to our reverse stock split described below.

On November 26, 2013, we amended and restated our Articles of Incorporation to authorize the issuance of 500,000,000 shares of preferred stock, $0.001 par value, in one or more series and with such rights, preferences and privileges as our Board of Directors may determine and to effect a 1 for 113 reverse stock split of our outstanding common stock. In addition, the Amended and Restated Articles of Incorporation provide, among other things, for indemnification and limitations to the liability of the Company’s officers and directors.

As a result of the reverse stock split, which became effective on December 4, 2013, every 113 shares of our outstanding common stock prior to the effect of that amendment was combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock was reduced from 1,292,103,309 to 11,434,611 shares.

Strategy

Our primary focus is providing tailored solutions internationally to produce clean energy out of waste. In this connection, we expect to generate revenue through sales of (i) thermal and electrical energy, (ii) energy efficiency technologies, (iii) project development services, (iv) by-products and (v) from the receipt of tipping fees for accepting waste.

We are currently focused on the United States and Africa. We have signed projects in the United States and Africa and a pipeline of additional projects in the United States, Africa and Israel. We are also in various stages of pursuing opportunities in Europe and Asia.

A component of the clean energy business in general and the waste to energy business in particular is greenhouse gas (“GHG”) offset credits. Thus far, each of our projects has the potential to generate revenue through the sale of such credits. Outside the United States, our GHG reduction activities operate under the rubric originally created by the Kyoto Protocol and implemented through the United Nations, the EU, and many national governments. Within the United States, our GHG reduction regime is based on the compliance market in California and the various corporations and voluntary buyers who have a specific objective to support climate change mitigation by buying carbon credits.

Another component of the clean energy and waste to energy business in the United States is renewable energy credits (“RECs”). A REC represents a MWh or KWh of clean energy. Many states, including North Carolina and Rhode Island, the sites of our two US projects, require that their utilities prove that a portion of the energy they sell is produced from clean or renewable sources. A REC is used to demonstrate that the relevant unit of energy has a clean/renewable source. As such, utilities purchase RECs from producers of clean/renewable energy.

In respect of our African landfill gas to energy projects, we have signed an agreement with Vattenfall Energy Trading Netherlands N.V., a subsidiary of the Sweden’s national utility company, to purchase all carbon credits we will receive from our African waste to energy projects through 2020. In respect of our United States waste to energy projects, we are in negotiations with various companies to sell our credits for use in the California compliance market.

From 2010 to the end of 2011, we were primarily focused on implementing carbon credit projects in the developing world under the auspices of the Kyoto Protocol. During this time we pursued landfill projects in Ghana (as described above). However despite starting what we hoped would be a promising set of landfill gas-to-energy projects in Africa, in the last quarter of 2011, we repositioned ourselves to pursue waste-to-energy projects which we believe has the potential for greater opportunity.

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

We are therefore now focusing most of our efforts and resources toward waste-to-energy projects. As described more fully below, we have signed agreements in respect of two projects in the United States (North Carolina and Rhode Island) and are in the process of developing a pipeline of more such projects in the United States, Israel, Africa and elsewhere. Presently, we believe that there is a virtually endless supply of waste suitable for such projects and the demand for energy in general and from such projects in particular is growing every year and exceeds the amount of energy available to satisfy such demand.

Aiming to be distinctive in the “clean, green” market, our specific intentions are to:

•	provide a one-stop, turn-key/build own and operate/transfer solution that is unique in the market today;
⋅	identify and obtain the rights to lucrative projects without incurring material expense;
•	deliver seamless and professional project implementation through a combination of its own expertise and the use of third-party experts with a track-record of success;
⋅	be open to the use of any mature and well-known technology and, thus, be able to tailor make cost-efficient and effective solutions for each project;
•	leverage our management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;
⋅	build local and international teams to support each project;
•	obtain political, property, non-performance and insolvency insurance for its projects; and
⋅	receive almost all of our revenues in dollars or euros whether operating in the United States or other parts of the developing world.

Competition

There are a number of other companies operating in the clean energy and waste to energy space. Such companies range from other project developers to service or equipment providers, buyers and/or investors. In contrast to the standard market approach in this space (i.e., being solely a project developer, service or equipment provider or a buyer or investor), and as referred to above, we seek to provide a one-stop shop, turn-key solution to project owners. In short, our business model is to initiate, finance, develop, bring the most appropriate technology and EPC party and manage all aspects of project implementation and sales of the project’s clean energy and by-products starting from identifying the opportunity and ending with terminating the project’s operations if and when its revenue-earning life is over. We believe that this one-stop shop approach is attractive to project owners and will differentiate us in a positive manner from our competition. We are aware of one competitor that has a similar model to us – Harvest Power, although, we have seen reports of other companies seeking to get into this business.

Government Approval

Each of the projects we have signed to-date requires the approval of the relevant governments. In the United States, the standard required environmental permits relate to solid waste composting and air quality. In particular, in respect of our North Carolina project, the following permits will be required:

(i)	air quality permit

(ii)	the solid waste permit

(iii)	surface water - construction phase I

(iv)	surface water - operations phase II

(v)	industrial pretreatment permit

(vi)	NPDES industrial stormwater no-exposure exclusion

We have prepared applications for the requisite US approvals and expect to submit such applications in the first calendar quarter of 2014. We understand that, while there is no official time limit in which these permits are to be issued, they typically take between two - six months. There are also construction and building permits. We are in the process of preparing construction and building permit applications, which, together with the environmental permits, we intend to submit to the relevant authorities in the first quarter of 2014. In this connection, we have engaged an engineering firm in North Carolina to prepare and submit all permit applications – construction and environmental. Work on preparing and submitting the required applications has already commenced.

In Ghana, a positive environmental impact assessment (“EIA”) is required for any project in the waste sphere. To generate energy, we will also need a license from the Ghanaian energy commission. We have completed an EIA for and received approval for our first Ghanaian project, the Oti Sanitary Landfill project in 2012. We will apply for government approvals in respect of all of our other Ghanaian projects when we start implementation of the relevant project.

Effect of Existing or Probable Government Regulations on Our Business

Our projects are located in jurisdictions in which there are no government regulations materially affecting our business. Other than the possibility that, in order to comply with air regulations in Rhode Island, we may be required to install NOx destruction equipment on the generators we expect to use in our Rhode Island project, we are not aware of any probable or proposed governmental regulations that, if enacted, will have a material impact on our business. If we are required to install such equipment, we believe the cost will not be material to the Rhode Island project’s economic performance. Whether or not we are required to install such equipment will depend on an assessment to be made as part of the permitting project to ascertain expected levels of NOx emissions from the operation of the generators at the Johnston site. We expect to know the outcome of this assessment in the first six months of 2014.

Costs and Effects of Compliance with Environmental Laws

We are aware of no costs or effects of compliance with environmental laws with respect to our business except for the costs of preparing applications for permits. Each Ghanaian project requires the performance of an EIA in order to receive government approval. We have performed an EIA in respect of our Oti Sanitary Landfill project, which was approved by the Ghanaian government in September 2012. We expect to perform an EIA for each of our Ghanaian projects as part of the preparation of materials we will submit to the United Nations in order to receive carbon credits. Each EIA will cost approximately $10,000. We estimate that to obtain the permits for each of our existing US projects will cost approximately $300,000.

Employees

We have five persons providing us services on a full-time basis – our non-executive chairman, our chief executive officer, our executive vice-president, our chief technical officer and our general counsel and chief carbon officer. We have two part-time employees – our chief financial officer and an office manager.

Item 1A. Risk Factors

Set forth below are risks with respect to us. Readers should review these risks, together with the other information in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial may become material and may also may impair our business operations. If any of the following risks actually occur, our business, financial conditions or results of operations could be harmed. See “Forward-Looking Statements” at the beginning of this report for additional risks.

Risk Factors related to our Business and Industry

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We are a development stage company formed in 2007 and have a limited operating history upon which you can base an evaluation of our business and prospects. Since we have not been profitable, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. To address these risks and uncertainties, we must do among the following:

•	Successfully execute our business strategy;
•	Respond to competitive developments; and
•	Attract, integrate, retain and motivate qualified personnel;

There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

As of September 30, 2012 and 2013, we had working capital (deficit) of $(674,000) and $(881,000), respectively, and shareholders' (deficit) of $(668,000) and $(482,000), respectively. For the years ended September 30, 2012 and 2013, we incurred net losses of $(3,668,000) and $(1,970,000). As of September 30, 2013, we had an aggregate accumulated deficit of $(28,566,000). We expect to incur additional substantial operating losses for the foreseeable future, and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and investors would in all likelihood lose their entire investment.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu, state in their audit report, dated January 13, 2014, that our having incurred recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We will, in all likelihood, continue to incur expenses without generating significant revenues into the foreseeable future, at least until some of our projects become operational.  Our only source of funds to date has been the sale of our common stock and debt financing.  Because we cannot ensure that any of our projects will become operational or that we will be able to generate any significant revenues or income, the identification of new sources of equity or debt financing will be difficult.  If we are successful in closing on any new equity financing, existing investors will experience substantial dilution. Our ability to obtain additional debt financing is also severely impacted by our financial condition given that we do not have revenues or profits to pay interest or repay principal.

We will require additional funding, and our future access to capital is uncertain. Insufficient funds may limit our ability to develop projects that become operational and revenue generating.

Our business can change unpredictably due to a variety of factors, including competition, regulation, legal proceedings, or other events, which could impact our funding needs or our cash flow from operations or increase our required capital expenditures. In addition, all of our current projects will require some amount of financing from us and/or our partners. Those projects that do not require financing from us may provide that our partners’ initial investments are repaid, in whole or in part, before we receive any income generated by our projects, creating a need for additional financing to support our operations until income accrues to us from such projects.

Our estimates of the funds necessary to develop projects that become operational and revenue generating may be inaccurate, or we may undertake other business ventures or acquire other assets in the future, in each case which could require additional funds. Furthermore, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may seek the additional capital through public or private equity offerings, debt financings, and collaborative and joint venture arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and joint venture arrangements with third parties, we may have to relinquish valuable rights to or in our projects, or grant licenses or other rights to or in our project that are not favorable to us.

Adequate funds, whether through the financial markets or from other sources, may not be available when we need them or on terms acceptable to us. For example, the United States has recently experienced an economic recession, the long-term impact of which cannot be predicted. Furthermore, as a result of the recent volatility in domestic and international capital markets, the cost and availability of credit has been and may continue to be adversely affected as compared to its normal function. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Insufficient funds could cause us to delay, scale back, or choose not to develop currently planned or future projects.

Project development or construction activities may not be successful and proposed projects may not receive required permits or construction may not proceed as planned.

The development and construction of our projects involves numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things: (i) negotiation of satisfactory engineering, procurement and construction agreements; (ii) receipt of required governmental permits and approvals; (iii) obtaining construction financing; and (v) timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including: (i) delays in obtaining required government permits and approvals with acceptable conditions; (ii) uncertainties relating to land costs for projects; (iii) unforeseen engineering problems; (iv) construction delays and contractor performance shortfalls; (v) work stoppages; (vi) cost over-runs; (vii) equipment and materials supply; (viii) adverse weather conditions; and (ix) environmental and geological conditions.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

Any governmental entity that regulates our operations or projects in the country in which they are located may enact new legislation or adopt new laws and regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time in any of the countries in which our operations or projects are located.  We have no control over any such changes.  Any new laws or regulations governing our operations or projects could have an adverse impact on our business, results of operations and prospects.

Uncertainty in Brokering or Dealing in Environmental Commodities could have an adverse impact on our results of operations.

The recent worldwide recession and associated uncertainty surrounding a global approach to carbon emissions has had a negative effect on the price of carbon credits and transaction volume has declined as a result.  We cannot make any predictions about (i) the timing or the pace of the worldwide economic recovery, (ii) whether the price of carbon credits or the transaction volume for such credits will continue to decline or when or whether they will increase, (iii) the extent to which countries will attempt to reduce their environmental emissions in order to achieve compliance with international and U.S.-based initiatives.   Continuation of the recession, declines in the price or transaction volume for carbon credits and reductions in efforts by countries to reduce their environmental emissions will each have an adverse impact on our business, results of operations and prospects.

The first commitment period of the Kyoto Protocol upon which our carbon credit business is based was originally valid until the end 2012.  At the 17th Conference of the Parties to the United Nations Convention on Climate Change held in Durban, South Africa in December 2011, the first commitment period of the Kyoto Protocol was provisionally extended until 2017.  Also, a commitment was undertaken to begin negotiations for a new legally binding treaty to take effect in 2020.  Therefore, although greenhouse gasses are recognized as a worldwide concern, the future revisions to the Kyoto Protocol and their effects of those provisions remain unclear.  It is impossible to predict the provisions of the international agreement that will replace the Kyoto Protocol. Under such new agreement, it is possible that the projected income of the Company that is based on carbon emission reduction may be reduced significantly or even disappear.

Our reliance on the owners and operators of our projects in various countries poses significant risks to our business and prospects.

We contract with the owners and operators of the projects that will be essential to our operations. If the owners or operators experience unanticipated changes in their businesses or in the business or operations of our projects, we may incur additional costs. For example:

•	the owners or operators of our projects may face delays due to natural disasters or strikes, lock-outs or other such actions or other risks associated with Force Majeure;
•	the owners or operators of our projects could make strategic changes in the operations of our projects; and
•
some of our owners or operators may be small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

For the purposes of this section “Force Majeure” means adverse weather conditions, fire, explosion, flood, earthquake, eruption, computer or communication disruption (including software and hardware problems) and the consequences thereof, war, rebellion, insurrection, riot, vandalism, civil commotion, or disobedience (lawful or unlawful), acts of terrorism, strike, lockout, differences with workers or other labor disputes, failures of carriers to transport or furnish facilities for transportation, any order, step, action, proceeding, law, regulation or requisition of any government or other authority, any judicial action or decision, acts of God, or any other cause whatsoever beyond the reasonable control of a party, excluding only lack of finances and the consequences thereof.

As a result of any of these factors, we may be required to find alternative owners, operators or projects on which we rely. Accordingly, we may experience unanticipated interruptions or delays in the operations of our projects, which could adversely affect our revenues, financial condition, and results of operations, cash flow and liquidity.

Our operations in foreign markets could cause us to incur additional costs and risks associated with doing business internationally.

Our operations in geographic markets outside of the United States will subject us to a number of risks and potential costs, including:

•	different regulatory requirements governing the environment and the energy marketplace;
•	difficulty in establishing, staffing and managing international operations;
•	United States, federal, state and local laws, including tax laws, related to foreign operations, including compliance with United States, federal, state and local foreign corrupt practices laws;
•	differing intellectual property laws;
•	differing contract laws that prevent the enforceability of agreements between energy suppliers and energy consumers;

•	the imposition of special taxes, including local taxation of our fees or of transactions through our exchange;
•	strong local competitors;
•	currency fluctuations; and
•	political and economic instability.

Our business is headquartered in Israel and our executive officers are based in Israel.  Therefore, our results of operations could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Our failure to manage the risks associated with international operations could limit the future growth of our business and adversely affect our operating results. We may be required to make a substantial financial investment and expend significant management efforts in connection with our international operations.

Our operations in the developing world could cause us to incur additional risks associated with doing business in developing markets.

We are seeking to operate largely in the developing world (such as, e.g., countries in Africa, Central Asia and Southeast Asia), making us susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment.  Currently, many of the countries in the developing world where we have projects have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms.   Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, increases in political or social problems or a reversal of foreign investment policies, it is likely that any such changes will have an adverse effect on our results of operations and financial condition.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We do not believe there are track records for companies pursuing our specific strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we will fail to meet our objectives and not realize the revenues or profits from the business we pursue, which would cause the value of the Company to decrease, thereby potentially causing in all likelihood, our stockholders to lose their investment.

We may face intense competition and may not be able to successfully compete.

There are a number of other companies operating in the carbon credit and renewable energy space.  Such companies range from service or equipment providers, to consultants and managers and to buyers and/or investors.  In contrast to the standard market approach in this space (i.e., being a service or equipment provider, a consultant or manager or a buyer or investor), we seek to provide a one-stop shop, turn-key solution to project owners.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with the various participants in the carbon credit and renewable energy market, almost all of which have significantly greater personnel, financial and managerial resources than we have. This competition from other environmental companies with greater resources may result in our failure to maintain or expand our business. Moreover, as the demand for carbon credits increases, new companies may enter the market, and the influx of added competition will pose an increased risk to us. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources.

We rely on key personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop, which could adversely affect our financial results and impair our growth.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on us.  We have no “key man” insurance on any of our key employees.

Volatility in foreign exchange currency rates could adversely affect our financial condition, results of operations and trading prices of our stock.

Any currency exchange rate movements between the U.S. dollar and the various currencies of the jurisdictions in which we operate or receive payment (including the Euro) that make doing business more expensive or revenue in foreign currencies less valuable may have a material, adverse impact on our earnings, cash flow and/or financial position and, as a result, could adversely impact the trading prices of our stock.

Risk Factors related to our Common Stock

Our recently effected reverse split ultimately may not increase our stock price.

We expect that the reverse split of our common stock that was effected on December 4, 2013 will increase the market price of our common stock. However, the effect of the reverse split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances are varied. It is possible that the share price of our common stock immediately after the reverse split will not remain increased in proportion to the reduction in the number of shares of our common stock outstanding. If the market price of our common stock declines following the effectuation of the reverse split, the percentage decline may be greater than would occur in the absence of a reverse split. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares of common stock to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders from changing the composition of our Board of Directors.

The reverse split may decrease the liquidity of our stock.

The liquidity of our common stock may be affected adversely by the reverse split given the reduced number of shares that will be outstanding after the reverse split, especially if our stock price does not increase as a result of the reverse split. In addition, the reverse split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting sales.

After the reverse split, the resulting stock price may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors.  Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher stock price may help generate greater or broader investor interest, there can be no assurance that the reverse split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the share price will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Due to lack of segregation of duties, limited resources, and lack of a formal audit committee and financial expert on the Board, we lack the board oversight role within the financial reporting process, we concluded that our internal controls over financial reporting were not effective as of September 30, 2013. In addition, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to our limited internal resources and lack of ability to have multiple levels of transaction review. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented.

There may be a limited public market for our securities.

Trading in our common stock continues to be conducted on the electronic bulletin board in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Investors may incur dilution.

We may issue additional shares of our equity securities or incur additional debt convertible into equity securities in order to raise additional cash to fund acquisitions or for working capital. If we issue additional shares of our capital stock or incur additional debt that is converted into shares of capital stock, investors could experience dilution in their respective percentage ownership in us.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our common stock may make it difficult to sell our common stock. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control.

Our stock is a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

Our common stock is subject to the regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could adversely affect our financial condition.

There is no intention to pay dividends at the present time.

We have never paid dividends or made other cash distributions on the common stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of its business. Investors should not count on dividends in evaluating an investment in our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 35 Asuta St. Even Yehuda, Israel 40500, for which we pay the operating expenses but do not pay any rent.  We have an office in North Carolina located at 301 McCullough Drive, 4th Floor Charlotte, NC 28262. We pay rent for this site of $179 per month. We intend to obtain additional working space for and to be located near our projects as and when the level of activity of such projects warrants such action. Until such time, we believe that our property is adequate for our current and immediately foreseeable operating needs.

Item 3. Legal Proceedings

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

The following are sales of our unregistered securities during the fiscal year ended September 30, 2013 that have not otherwise been reported in our periodic or current reports. All share amounts and share prices provided below give retroactive effect to the 1 for 113 reverse split effected on December 4, 2013.

On September 4, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, we signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of our 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into our shares at a discount to the applicable market price on the date of conversion. We have the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January and February 2013, the Jelton Notes were converted into 1,443,363 shares of common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) since, among other things, the transactions did not involve a public offering.

On October 25, 2012, the Company entered into a subscription agreement with non-US investors for the sale of 88,496 shares of common stock for an aggregate amount of $20,000. The securities above were offered and sold in an off shore transaction relying on Regulation S.

On October 25, 2012, we entered into an agreement with Jelton to sell 221,640 shares of common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On November 5, 2012, the Board of Directors approved the issuance of 53,098 shares of our common stock to our Chief Executive Officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On November 20, 2012, we agreed to issue 331,859 shares of our common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On January 3, 2013, we signed a consulting agreement with Emerging Market Consulting, LLC. According to the agreement, the consultant would assist us with the design, development and dissemination of corporate information for a period of three months with an option to extend the agreement for additional nine months. We agreed to pay the consultant $11,000 and 39,824 shares of our common stock, for the first period. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On February 2, 2013, we issued 451,328 shares of common stock for an aggregated amount of $50,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On February 19, 2013, we signed a subscription agreement with an investor pursuant to which such investor agreed to invest an aggregate of $75,000 in three installments: (i) $25,000 in March, 2013, (ii) $25,000 in April, 2013 and (iii) $25,000 in May, 2013. For each $25,000 invested, we are obligated to issue 88,496 shares of common stock to the investor. As of September 30, 2013 the investor transferred to us all three installments and the Company issued to the investor 265,487 shares. In addition, the investor invested additional $25,000 for additional 88,496 shares of common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On February 20, 2013, we signed a subscription agreement with an investor pursuant to which such investor agreed to invest an aggregate of $50,000 in three installments: (i) $16,600 in March, 2013, (ii) $16,600 in April, 2013 and (iii) $16,700 in May, 2013. Upon receipt of each installment, we are obligated to issue 147,493 shares of common stock to the investor. As of September 30, 2013, we received all three installments totaling $50,000 and issued 442,478 shares. Additionally, on May 23, 2013 we issued 35,399 shares for $4,000 to the investor under the same terms of the agreement above. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On March 18, 2013 the Board of Directors approved the issuance of 53,098 shares of our common stock to our Chief Executive Officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 14, 2013, we signed an investment agreement with Fidelity Venture Capital Ltd., an Israeli company (“Fidelity”), and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional aggregate amount of U.S. $50,000 of our 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5%, payable semi-annually and the outstanding amount of the loan together with accrued and unpaid interest is payable in full on November 14, 2016.  The DA Notes are convertible into our shares of common stock at conversion prices ranging from $3.39 per share to $11.30 per share. As an inducement, on May 10, 2013 we issued Dalia 266,553 shares of our common stock.  On or around the same time, Fidelity was also issued 245,904 shares of our common stock.  The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering

On April 28, 2013, we signed a loan agreement with an investor pursuant to which such investor loaned us $87,000 with an interest rate of 3%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on September 30, 2013. According to the agreement, the investor has the right to convert the loan in whole or in part into our common stock at an exercise price of $0.565 per share. In addition, per the agreement, as an inducement to make the loan, in April 2013, the Company issued the lender 88,496 shares of common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On April 30, 2013, the Board of Directors approved the issuance of 230,089 shares of our common stock and options to purchase 230,089 shares of common stock to our Chief Executive Officer, 203,540 shares of our common stock and options to purchase 203,540 shares of common stock to the Chairman of the Board, 168,142 shares of our common stock and options to purchase 168,142 shares of common stock to the Executive Vice-President and 88,496 shares of our common stock and options to purchase 88,496 shares of common stock to both our Chief Carbon Officer and general counsel and for the CTO of the Company. The shares and options will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 14, 2013 our subsidiary, Eastern Sphere Ltd., signed a loan agreement with an investor pursuant to which such investor loaned us $120,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on June 14, 2014. We are required to pay a penalty of $100 for every day after June 14, 2014, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in June 2013, we issued the lender 26,549 shares of common stock. This loan is guaranteed by two of the Company's shareholders. As an inducement to make the guarantee, we issued the shareholders 88,496 shares of common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

In May and July 2013, we issued 495,576 shares of common stock for an aggregated amount of $49,315. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 19, 2013, the Board of Directors approved the issuance of 53,098 shares of our common stock to our Chief Executive Officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 19, 2013, we entered into an agreement with a third party. In exchange for his services we issued to the third party 176,992 shares of our common stock. On June 23, 2013, we signed an additional agreement with the third party according to which we issued additional 156,611 shares of our common stock.

On June 19, 2013, the Company entered into an agreement with an investor to sell 132,744 shares of common stock for an aggregated amount of $50,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 19, 2013, the Company entered into an agreement with an investor to sell 53,634 shares of common stock for an aggregated amount of $20,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 26, 2013, the Company entered into an agreement with an investor to sell 53,098 shares of common stock for an aggregated amount of $20,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On June 26, 2013, we signed an agreement with a consultant. According to the agreement the consultant would provide us with capital market advisory and monthly distribution of articles and media for a period between June 15, 2013 through August 15, 2013. In consideration for the above services we paid the consultant a cash payment of $28,000 and 88,496 shares of our common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On July 22, 2013, our subsidiary, Eastern Sphere, Ltd., entered into an agreement with an investor providing for the issuance of 268,169 shares of our common stock in consideration for $100,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On September 3, 2013, we entered into an agreement with an investor to sell 268,169 shares of our common stock for an aggregated amount of $100,000. The securities above were offered and sold in an off shore transaction relying on Regulation S.

On September 4, 2013, we issued to Asher Enterprises Inc., $42,500 of our 8% convertible notes. The note matures on June 6, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of our common stock after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If we issue shares at a price lower than the conversion price then the conversion price shall reduce to the lower price. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Market Information

Our common stock is quoted on the OTCQB under the symbol “BLSP”. The following quotations, which were obtained from siliconinvestor.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The first day on which our common stock traded under BLSP was March 16, 2010.The prices set forth below give retroactive effect to our 1 for 113 reverse split which became effective on December 4, 2013.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low

September 30, 2013	$0.452	$0.2825
June 30, 2013	$0.6215	$0.3051
March 31, 2013	$0.8362	$0.3503
December 31, 2012	$1.582	$0.2486

Quarter Ended	High	Low

September 30, 2012	$1.356	$0.452
June 30, 2012	$3.3787	$0.3729
March 31, 2012	$6.78	$2.26
December 31, 2011	$1.695	$4.52

The market price of our common stock is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of January 9, 2014, we had 103 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

On March 23, 2010, we instituted the Global Share Incentive Plan (2010) (the “Share Incentive Plan”), after approval by the Board of Directors.  The purpose of the Share Incentive Plan is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of the Company. We may determine the number of shares reserved under the Share Incentive Plan from time to time. The plan is administered by our Board of Directors and may be administered by a Committee consisting of no less than two members of the Board appointed by the Board. In connection with the Share Incentive Plan, the Company adopted an Israeli taxpayers appendix, a template notice of grant and a template option award agreement.  The Share Incentive Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).  The duration of the Share Incentive Plan is for a period of ten (10) years from the date of its adoption by the Board of Directors.

The following table summarizes information as of the close of business on September 30, 2013 about the Share Incentive Plan (which gives retroactive effect to our 1 for 113 reverse split which became effective on December 4, 2013).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,294,248	$0.30736	-
Equity compensation plans not approved by security holders
Total	1,294,248	$0.30736	-

Item 6. Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – please update this section with Shlomo Zakai

OVERVIEW

Summary of Current Operations
We are a project integrator in the clean energy production and organics to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, organics to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We believe that these markets have tremendous potential insofar as there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. Not only is there a virtually endless supply of waste and organic material, but in most, if not all cases, disposing of such waste and material in most parts of the world today is a costly problem with an environmentally-damaging solution, such as landfilling. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently focusing on four projects for which we have signed agreements, term sheets or memoranda to own and implement such projects and which are in various stages of development:

United States

•	Concord, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
⋅	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
⋅	Accra Transfer Station Waste to Energy Anaerobic Digester 10MW Plant

Reverse Split

On December 4, 2013, we effected a 1 for 113 reverse stock split as a result of which every 113 shares of our outstanding common stock prior to the effect of the split was combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock was reduced from 1,292,103,309 to 11,434,611 shares.

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the year ended September 30, 2013 were $1,831,000 as compared to $3,604,000 for the year ended September 30, 2012. The decrease is primarily attributable to the reduction in the expenses related to share based compensation totaling $203,000 in the year ended September 30, 2013 compared to $2,956,000 in the year ended September 30, 2012

Net Loss

As a result of the above, we incurred a net loss of $1,970,000 for the year ended September 30, 2013, as compared to a net loss of $3,668,000 for the year ended September 30, 2012. We anticipate losses in future periods.

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

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2013, we had cash of $46,000 compared to $22,000 as of September 30, 2012. As of September 30, 2013, we had working capital deficit of $881,000 compared to $674,000 as of September 30, 2012.

Net cash used in operating activities was $1,042,000 for the year ended September 30, 2013, compared to $324,000 for the prior period September 30, 2012. The increase of $718,000 in cash used in operating activities was primarily due to development expenses incurred in connection with our North Carolina and Rhode Island projects.  Currently operating costs exceed revenue. We have not generated any revenue to-date.

Net cash flows used in investing activities was $456,000 for the year ended September 30, 2013 as compared to none for the prior period September 30, 2012. The net increase in cash used in investing activities was due to payments made for our operations in our US projects as detailed above.

Net cash flows provided by financing activities was $1,522,000 for the year ended September 30, 2013 as compared to $296,000 for the prior period September 30, 2012. The increase in cash provided by financing activities was due to a increase in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to September 30, 2013 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 25% equity and 75% debt, we will require approximately $12,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 25% equity and 75% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Off-Balance Sheet Arrangements

As at September 30, 2013, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

We are seeking to operate in the developing world (i.e. Ghana), making us susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many of the countries in the developing world have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on our results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect the Company's profitability.

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

Item 8.  Financial Statements and Supplementary Data

BLUE SPHERE CORP.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013
IN U.S. DOLLARS

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 2

CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of September 30, 2013 and 2012	F - 3
Statements of operations for the years ended September 30, 2013 and 2012; and for the period from July 17, 2007 through September 30, 2013	F - 4
Statements of changes in stockholders' deficit for the period from July 17, 2007 through September 30, 2013	F - 5
Statements of cash flows for the years ended September 30, 2013 and 2012; and for the period from July 17, 2007 through September 30, 2013	F - 6
Notes to interim financial statements	F - 7-24

F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Sphere Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Blue Sphere Corp. and its subsidiaries (a development stage company) as of September 30, 2013 and 2012, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2013 and for the period from May 17, 2007 (date of inception) to September 30, 2013. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corp. and its subsidiaries as of September 30, 2013 and 2012 and the results of their operations, stockholders' equity (deficit) and their cash flows for each of the two years in the period ended September 30, 2013 and for the period from May 17, 2007 (date of inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
January 13, 2014

TEL AVIV - MAIN OFFICE	RAMAT GAN	JERUSALEM	HAIFA	BEER SHEVA	EILAT
1 Azrieli Center	6 Ha'racon st.	12 Sarei Israel st.	5 Ma'aleh Hashichrur st.	Omer Industrial Park,	The city center
Tel Aviv, 67021	Ramat Gan, 52521	Jerusalem, 94390	P.O.B. 5648	Building No. 10	P.O.B 583
P.O.B. 16593			Haifa, 31055	P.O.B. 1369	Eilat, 88104
Tel Aviv, 61164				Omer, 84965
Tel: +972 (3) 608 5555	Tel: +972 (3)755 1500	Tel: +972 (2) 501 8888	Tel: +972 (4) 860 7333	Tel: +972 (8) 690 9500	Tel: +972 (8) 637 5676
Fax: +972 (3) 609 4022	Fax: +972 (3) 575 9955	Fax: +972 (2) 537 4173	Fax: +972 (4) 867 2528	Fax: +972 (8) 690 9600	Fax: +972 (8) 637 1628
info@deloitte.co.il	info-ramatgan@deloitte.co.il	info-jer@deloitte.co.il	info-haifa@deloitte.co.il	beersheva@deloitte.co.il	eilat@deloitte.co.il

Deloitte refers to one or more of Deloitte Touche Tohmatsu, a Swiss Verein, and its network of member firms, each of which is a legally separate and independent entity.  Please see www.deloitte.com/about for a detailed description of the legal structure of Deloitte Touche Tohmatsu and its member firms.

Member of Deloitte Touche Tohmatsu

F - 2

BLUE SPHERE CORP.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands except share and per share data)

	September 30,	September 30,
	2013	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$46	$22
Other current assets	286	43
Total current assets	332	65

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	3	6

PAYMENT ON ACCOUNT OF PROJECT (note 1b)	271
Total assets	$606	$71
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$12	$-
Accounts payables	16	11
Other accounts payable	420	482
Debentures, notes and loans	587	246
Total current liabilities	1,035	739

LONG TERM BANK LOAN	53	-

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each: Authorized: 1,750,000,000 shares at September 30, 2013 and September 30, 2012, Issued and outstanding: 9,621,210 shares and 1,634,478 shares at September 30, 2013 and September 30, 2012, respectively	1,086	184
Additional paid-in capital	26,998	25,744
Accumulated deficit during the development stage	(28,566)	(26,596)
Total Stockholders’ Equity (Deficit)	(482)	(668)
Total liabilities and Stockholders’ Equity (Deficit)	$606	$71

The accompanying notes are an integral part of the consolidated financial statements.

F - 3

BLUE SPHERE CORP.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands except share and per share data)

			Cumulative
			from July 17,
	Year ended		2007 through
	September 30		September 30,
	2013	2012	2013

OPERATING EXPENSES -
General and administrative expenses *	$1,831	$3,604	$28,362
FINANCIAL EXPENSES (INCOME), net	119	54	174
	1,950	3,658	28,536
Other losses	20	10	30
NET LOSS FOR THE PERIOD	$1,970	$3,668	$28,566

Net loss per common share - basic and diluted	$(0.345)	$(2.69)

Weighted average number of common shares outstanding during the period - basic and diluted	5,705,471	1,359,842

*	In the years ended September 30, 2013 and 2012 - includes $203 thousands and $2,956 thousands, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

F - 4

BLUE SPHERE CORP.
 (A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.001 Par		Additional paid-	during the	Total
	Value		in	development	Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)

COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	16,815	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH DECEMBER 31, 2012 (audited):
Issuance of common stock	8,823	1	217	-	218
Share split of 35:1	571,682	65	(65)	-	-
Common stock issued as direct offering costs	17,700	2	995	-	997
Share based compensation	141,820	16	18,714	-	18,730
Exercise of Options	220,936	24	(16)	-	8
Share based compensation for services	333,459	37	5,703	-	5,740
Issuance of common stock in respect of issuance of convertible notes	323,243	37	129	-	166
Net loss for the period	-	-	-	(26,596)	(26,596)
BALANCE AT SEPTEMBER 30, 2012 (audited)	1,634,478	$184	$25,744	$(26,596)	$(668)

CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2013 (audited):
Share based compensation	-	-	203	-	203
Issuance of common stock, net of issuance expenses	3,593,579	406	485	-	891
Issuance of common stock in respect of issuance of convertible notes	2,558,224	289	15	-	304
Issuance of shares for services	1,834,929	207	551	-	758
Net loss for the period	-	-	-	(1,970)	(1,970)
BALANCE AT SEPTEMBER 30, 2013 (audited)	9,621,210	$1,086	$26,998	$(28,566)	$(482)

The accompanying notes are an integral part of the consolidated financial statements.

F - 5

BLUE SPHERE CORP.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			For the period
			From July 17,
	Year ended		2007 through
	September 30		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(1,970)	$(3,668)	$(28,566)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	203	2,609	18,933
Depreciation	3	2	5
Expenses in respect of Convertible notes and loans	99	19	118
Issuance of shares for services	758	347	6,499
Issuance of shares in respect of issuance of Convertible notes	-	52	52
Increase (decrease) in other current assets	(78)	(6)	(101)
Increase (decrease) in accounts payables	5	2	15
Increase (decrease) in other account payables	(62)	319	421
Net cash used in operating activities	(1,042)	(324)	(2,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	(271)	-	(271)
Short term investments	(7)	-	(7)
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	(278)	-	(287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Loan granted	-	(30)	(30)
Loan origination fee	(178)	-	(178)
Loan received	666	30	696
Loans repaid	(183)	-	(183)
Proceeds from issuance of convertible notes	-	276	321
Proceeds from stock issued for cash	1,039	20	2,323
Net cash provided by financing activities	1,344	296	2,957

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	(28)	46

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22	50	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46	$22	$46

The accompanying notes are an integral part of the consolidated financial statement

F - 6

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

a.     Going concern consideration:

Blue Sphere Corp. (the “Company”) together with its wholly owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Bino Sphere Inc ("Bino Sphere"), Charlottesphere LLC ("Charlotteshpere") and Tipping LLC (“Tipping”) is a development stage company focused on project integration in the clean energy production and waste to energy markets.

The results of Tipping and Charlottesphere, operations and balance sheets as of September 30, 2013 have not been material.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company had approximately $46 thousand in cash, a negative working capital of approximately $703 thousand in working capital, a negative stockholders’ equity of approximately $482 thousand and an accumulated deficit of approximately $28,566 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability

b.     General:

The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of project integrator in the clean energy production and waste to energy markets.

The Company is currently focusing on four projects for which it has signed agreements, term sheets or memoranda to own and implement such projects and which are in various stages of development:

United States

•              Concord, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•              Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•              Oti Sanitary Landfill Waste to Energy 1 MW Plant
•              Accra Transfer Station Waste to Energy Anaerobic Digester 10MW Plant

F - 7

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 26, 2013, the Company amended and restated its Articles of Incorporation to authorize the issuance of 500,000,000 shares of preferred stock, $0.001 par value, in one or more series and with such rights, preferences and privileges as its Board of Directors may determine and to effect a 1 for 113 reverse stock split of the Company’s outstanding common stock. In addition, the Amended and Restated Articles of Incorporation provide, among other things, for indemnification and limitations to the liability of the Company’s officers and directors.

As a result of the reverse stock split, which became effective on December 4, 2013, every 113 shares of the Company’s outstanding common stock prior to the effect of that amendment was combined and reclassified into one share of the Company’s common stock, and the number of outstanding shares of the Company’s common stock was reduced from 1,292,103,309 to 11,434,611 shares.

All share, stock option and per share information in these consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

b.     Functional currency:

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

c.     Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Inter-company balances and transactions have been eliminated upon consolidation.

d.     Cash equivalents:

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

e.     Property, plant and equipment:

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.

Computers, software and electronic equipment are depreciated over three years. Tools and equipment are depreciated over five years. Furniture is depreciated over fourteen years.

F - 8

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.     Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates

g.     Share-base payments:

The Company accounts for awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures.

h.     Loss per share:

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2013, and 2012, does not include common share equivalents, since such inclusion would be anti-dilutive.

i.      Deferred income taxes:

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

j.      Comprehensive loss:

The Company has no component of comprehensive income loss other than net loss.

F - 9

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k.     Newly issued accounting pronouncements:

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. Its adoption of ASU 2013-02 is not expected to have any material impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, “Balance Sheet (210): Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued Accounting Standard Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company believes that the adoption of both the standard and the update will not an impact on the Company’s consolidated financial statements.

NOTE 2 – DEBENTURES,  NOTES AND LOANS

Asher Notes

On September 16, 2011, the Company signed a securities purchase agreement with Asher Enterprises Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of the Company’s 8% convertible notes.  The notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the notes. The Company has the right to prepay the notes under the certain conditions for 180 days following the issue date. On each of November 11, 2011 and January 26, 2012, Asher purchased an additional U.S. $32,500 of the Company’s 8% convertible notes (for an aggregate total of U.S. $65,000).

On March 19, 2012, Asher transferred 100% of the Asher notes to third parties. During April 2012, such third parties converted $110,000 (i.e., 100% of the principal amount) of the principal amount of the Asher Notes into 255,691 shares of the Company (a conversion price of $0.4497626 per share).

On March 26, 2012, and May 7, 2012, Asher purchased an additional U.S. $53,000 and $32,500, respectively of the Company’s 8% convertible notes.

On September 13, 2012, the Company issued an additional U.S. $32,500, 8% convertible promissory note to Asher.

F - 10

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – DEBENTURES,  NOTES AND LOANS (continue)

On October 4, 2012, Asher converted $53,000 of principal amount of the March 26, 2012 note into 259,994 shares of the Company.

On November 1, 2012, the Company paid to Asher $50,000 in repayment of the May 7, 2012 note.

On November 6, 2012 and March 20, 2013, Asher purchased an additional $32,500 and $47,500 of the Company’s 8% convertible promissory notes, respectively.

On February 2, 2013, the Company paid to Asher $50,000 in repayment of the September 13, 2012 Asher note.

On March 20, 2013, Asher purchased an additional $47,500 of the Company's 8% convertible notes.

On May 2, 2013 the Company paid to Asher $50,000 in repayment of the November 6, 2012 note.

On May 9, 2013, Asher purchased an additional $42,500 of the Company’s 8% convertible notes.

On September 3, 2013, Asher purchased an additional $42,500 of the Company’s 8% convertible notes.

Fidelity

On July 1, 2012, the Company signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of the Company (if any) for a period of three and one half years at prices ranging from USD 2.26 cents to USD 11.3 cents per share or a discount of 20% of the then market price of the Company’s shares depending on when any such conversion is consummated (the “Fidelity Notes”).  The Fidelity Notes will bear annual interest of 6.5% to be paid semi-annually in arrears.  The Company has committed to pay off the outstanding principal of the Fidelity Notes by paying to the holders of such Fidelity Notes 7% of gross income and making certain pre-payments of the principal during the term of the notes.  Each holder of Fidelity Notes is to receive shares of common stock of the Company worth USD 79.1 cents for each dollar it invested in the Fidelity Notes (the “Incentive Shares”).  The Company has pledged the income from its projects to such holders as security to pay the Fidelity Notes in full. See subsequent events below for additional information.

Fidelity was entitled to nine percent of the gross proceeds it raises for the Company.  To-date, the Company has received an aggregate amount of U.S. $50,000 (less commissions) from sales of Fidelity Notes to Fidelity itself.

On December 25, 2012 and following the failure of Fidelity to raise U.S $1,000,000 in notes based on the placement agreement above, the Company notified Fidelity on the termination of the placement agreement.

On April 4, 2013, the Company signed an investment agreement with Fidelity, and Dalia Aztmon, an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional amount of U.S. $50,000 of the Company’s 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  Dalia has already elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 the Company issued Dalia 266,553 shares at a conversion price of U.S. $0.2034 per share.  Fidelity has also elected to convert the outstanding principal and interest of its July 1, 2012 $50,000 investment into shares of common stock of the Company and, in this connection, received 245,904 shares of the Company’s common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

F - 11

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – DEBENTURES,  NOTES AND LOANS (continue):

Other Notes

On September 4, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, the Company signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of the Company’s 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes are convertible into shares of the Company at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January, February and March 2013 the Jelton Notes were converted into 1,443,363 shares for total investment of $130,500.

On March 21, 2013, the Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $150,000 with an interest rate of 5%.  Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013.  The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full.  As an inducement to make the loan, in April 2013, the Company issued the lender 26,549 shares of common stock.  This loan is guaranteed by two of the Company’s shareholders. As an inducement to make the guarantee,  the Company issued the shareholders 88,496 shares of common stock.

On April 28, 2013, the Company signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $87,000 with an interest rate of 3%.  Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on September 30, 2013.  According to the agreement, the investor has the right to convert the loan in whole or in part into Company's common stock at an exercise price of $0.565 per share. In addition, per the agreement, as an inducement to make the loan, in April 2013, the Company issued the lender 88,496 shares of common stock.

On June 14, 2013 Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $120,000 with an interest rate of 5%.  Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013.  The Company will pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full.  As an inducement to make the loan, in June 2013, the Company issued the lender 26,549 shares of common stock.  This loan is guaranteed by two of the Company's shareholders. As an inducement to make the guarantee, the Company issued the shareholders 88,496 shares of common stock.

F - 12

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS:

On March 3, 2010, the Company entered into employment agreements with Eliezer Weinberg the Company’s former Chairman of the Board, Shlomo Palas the Company’s CEO and Shmuel Keshet the Company’s former COO for a term of two years. The officers receive monthly remuneration at a gross rate of USD$10,000. Each officer was granted stock options to acquire 73,646 or nine percent (9%) of common stock in the capital of the Company, exercisable at a par value (see note 7).

On July 25, 2011, the Company, JLS and Roy Amitzur entered into a Management Services Agreement according to which JLS, a corporation owned by Mr. Amitzur, and Mr. Amitzur are engaged to provide management services to the Company devoting at least 75% of this time to the Company, with Mr. Amitzur serving as Executive Vice President. The term of the agreement was originally for two years and in July 2013, was extended for a further eight months.  For services rendered under the agreement, JLS is entitled to a monthly fee of US$10,000 + VAT subject to the Company raising an aggregate amount of at least $450,000.  Subsequently, such fee increases to a monthly fee of $15,000 + VAT after the Company raises an aggregate equity investment of $2,000,000. Payment of Mr. Amitzur monthly fee of US 10,000 + VAT commenced in April 2013. In addition, the Company issued to JLS 110,620 shares of common stock vesting in equal amounts quarterly over 24 months, all of which have fully vested.  JLS and Mr. Amitzur are entitled to participate on similar terms as the other executives of the Company in bonus plans or incentive compensation plans for its employees.

Mr. Amitzur also received 9,514 shares of common stock on August 23, 2011 for his extraordinary contributions to the Company.

On July 28, 2011, the Board granted to Mr. Eliezer Weinberg and to Mr. Shlomo Palas 37,169 common shares each for their contributions to the Company.

On August 31, 2011, the Company issued 11,579 common shares to Mr. Keshet, the Company's former Chief Operating Officer who resigned from the Company, as compensation for his unpaid salaries. In addition the Company agreed to accelerate the vesting of the remaining of his stock options amounted to 73,646 common shares.

In February 2012, Company's chairman, Eliezer Weinberg, resigned from the Board. In his place, the Board of Directors of the Company appointed Joshua Shoham non-executive director and Chairman of the Board.  Mr. Shoham received 35,399 shares of stock, which are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director.  As of July 2012, the Company agreed to pay Mr. Shoham $10,000 per month plus VAT.

On February 29, 2012, the Company entered into an employment agreement with Mr. Palas to serve as the Company’s Chief Executive Officer for an indefinite term. This agreement was intended to extend the term of a previously entered into employment agreement with Mr. Palas whose term was expiring. Under the agreement, Mr. Palas receives monthly remuneration at a gross rate of USD$10,000 + VAT. Mr. Palas will be entitled to participate in any bonus plan or incentive compensation plan for its employees adopted by the Company.

On November 5, 2012, the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

F - 13

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS (continue)

On March 18, 2013, the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive Officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

On April 10, 2013, the Company entered into a Service and Consulting Agreement with Mr. Radom to serve as the Company’s general counsel for an indefinite term devoting at least 75% of his time to the Company.  This agreement was intended to supersede a previously entered into consulting agreement with Mr. Radom. Under the agreement, Mr. Radom is entitled to a monthly fee of $7,000 per month increasing to $10,000 per month starting from the first full month upon the financial closing of the Company’s first project so long the Company has sufficient cash to cover such amount or upon the date that the Company receives funds and compensation paid to other officers and advisors is increased.

On April 30, 2013, the Board of Directors of the Company approved the issuance of 230,089 shares of the Company and options to purchase 230,089 shares of common stock to its Chief Executive Officer, 203,540 shares and options to purchase 203,540 shares of common stock to the Chairman of the Board, 168,142 shares and options to purchase 168,142 shares of common stock to the Executive Vice-President and 88,496 shares and options to purchase 88,496 shares of common stock to both the Chief Carbon Officer and general counsel of the Company and for the CTO of Company. The shares and options will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. As of the date of the financial statements, 86,284 shares have been issued under the above April 30, 2013 board approval.

On June 19, 2013 the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

NOTE 4 – COMMON SHARES:

On November 3, 2011, the Company entered into a consulting agreement with He Mu for business development and project management in China in exchange for 26,549 shares of common stock (the "Shares").  The Shares are restricted for thirty-six (36) months following their issuance and are being held in Escrow for the entire thirty-six (36) month restricted period. The escrowed shares are subject to a claw-back provision so that if the agreement is terminated for any reason prior to the completion of 36 months, the amount of 738 shares will be returned to the Company for each month of such early termination.

During October 2011, the Company issued 4,647 common shares of the Company to an investor for total consideration of $20 Thousand.

F - 14

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On May 22, 2011, the Company and Bluebird Finance & Projects Ltd ("Bluebird") entered into a financing consulting services agreement according to which Bluebird will assist the Company with evaluating potential projects, review agreements, search for potential financing parties, accompany the Company in financing activities, etc. The agreement shall be valid for a period of 24 months and can be terminated by either party subject to a written notice of 60 days in advance.  In consideration for Bluebird services, the Company will pay a monthly retainer fee of 133 common shares of the Company. In addition, the Company shall pay Bluebird a success fee of 2% for each executed financing round with a minimum of $50 thousand. During the quarter ended December 31, 2011 the Company issued 664 common shares in respect of the above agreement.

On October 11, 2011, the Company and Bluebird signed an amendment for the May 22, 2011 agreement according to it, in order to incentivize Bluebird to expand and enhance its efforts on behalf of the Blue Sphere, the Company shall issue the Bluebird (1) additional 4,425 common shares of the company upon signing of the amendment to the agreement (2) additional 4,425 common shares upon receipt of an investment or debt of at least $5,000 thousands and (3)  additional 4,425 common shares upon receipt of an additional investment or debt of at least $5,000 thousands (total amount received of $10,000 thousand). On November 28, 2011 the Company issued to Bluebird 4,425 common shares under the above amendment to the agreement. The shares to be issued under the above amendment would be restricted for a period of 12 months from the date of issuance.

On January 5, 2012, the Company approved the issuance of 11,062 common shares of the Company to an investor for total consideration of $35 Thousand. The consideration for the shares has not yet been received to the date of the approval of the financial statements.

On February 1, 2012 the Company approved and granted 14,160 common shares of the Company for each of its Chief Executive Officer and the Chairman of the Board. In addition, the Company approved and granted 4,425 common shares of the Company for its Chief Carbon Officer and general counsel.

On February 6, 2012 the Company appointed Mr. Joshua Shoham as a director and issued him 17,700 common shares of the Company. The shares are subject to pro-rata forfeiture in the event that Mr. Shoham does not serve his full term of two years as director. In addition, on February 29, 2012 the Company appointed Mr. Shoham as the chairman of the board for a period of two years and granted him with additional 17,700 shares.

On February 20, 2012 Chief Executive Officer and the former Chairman of the Board exercised 147,291 options granted to them on May 13, 2010 into Company shares. The options exercise price was deducted from Company's debt to Chief Executive Officer and the former Chairman of the Board.

On February 20, 2012 the Company approved the grant of 35,399 common shares to a consultant of which 17,700 shares are subject claw-back provision, according to which in the event that the Company has not closed 6 additional deals within 18 months from the effective date as detailed in the consulting agreement, such shares would be returned to the Company.  The shares under such agreement have not yet been issued as of the date of the approval of the financial statements.

F - 15

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On February 21, 2012, the Company executed a promissory note (the “Promissory Note”) pursuant to which it borrowed $30,000 from Jean-Marc Karouby, M.D., an individual residing in France (the “French Lender”). Part of the consideration for the Promissory Note was the issuance of 24,779 shares of common stock of the Company. In connection with such issuance of shares, the Company also granted to the French Lender piggy-back registration rights.

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

On June 1, 2012 the Company issued to a consultant 8,850 shares. Such shares are restricted from transfer for a period of 12 months from the dates of its issuance.

During April 2012, third parties converted $110 thousand of the Principal amount of the Asher notes into 255,691 shares of the Company (a conversion price of $0.4497626 per share) (see further information above).

On July 17, 2012 the Company issued to Fidelity 20,649 shares of the Company on account of the placement agreement with Fidelity.

On August 30, 2012 the Company issued to Jelton 22,124 shares of the Company on account of the security purchase agreement with Jelton.

On October 25, 2012 the Company entered into a Subscription Agreement with a non-US investor for the sale of 88,496 shares of common stock for an aggregated amount of $20,000.

On October 25, 2012 the Company entered into an agreement with a non-US investor to sell 380,531 shares of common stock for an aggregated amount of $50,000.

On November 5, 2012 the Company entered into an agreement with a non-US investor to sell 265,487 shares of common stock at December 25, 2012 for an aggregated amount of $70,000.

On November 5, 2012 the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

F - 16

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On November 20, 2012, the Company agreed to issue 331,859 shares of the Company. Such shares have been issued on January 11, 2013 and were valued based on the share price of the Company to be $101 thousands.

On December 20 2012, the Company entered into an agreement with a non-US investor to sell 309,735 shares of common stock at a price of $0.32286 per share for $100,000 and to purchase another 154,868 shares of common stock for $50,000 in January 2013 and another 154,868 shares of common stock for $50,000 in February 2013.  Additionally, the Company was (i) obligated to issue such investor 88,496 shares of common stock in February 2013 at no additional cost and (ii) issue to such investor an option to purchase 66,372 shares of common stock for one year for 2.26 per share and to purchase 66,372 shares of common stock for two years at a price per share of $4.52.

The Company has estimated the aggregate fair value of such options granted using the Black-Scholes option pricing to be approximately $76,000.

On January 3, 2013 the Company has signed a consulting agreement with Emerging Market Consulting, LLC (the consultant). According to the agreement the consultant would assist the Company with the design, development and dissemination of corporate information for a period of three month with an option to extend the agreement for addition nine months. The Company would pay the consultant $11,000 and 39,824 restricted shares of the Company common stock, for the first period. The Company evaluated the cost of such issuance based on the share price of the Company to be $11 thousands. The Company had elected not to renew the agreement and the agreement expired on April 3, 2013.

On February 2, 2013 the Company issued 451,328 shares of common stock for an aggregated amount of $50,000. Such funds used to repay Asher's September 13, 2012 note.

On February 19, 2013, the Company signed a subscription agreement with the non-US investor pursuant to which such investor agreed to invest an aggregate of $75,000 into the Company in three installments:  (i) $25,000 on March 10, 2013, (ii) $25,000 on April 10, 2013 and (iii) $25,000 on May 10, 2013.  For each $25,000 invested, the Company is obligated to issue 88,496 shares of common stock to the investor.  As of September 30, 2013 the investor transferred to the Company all three installments and the Company issued to the investor 265,487 shares. In addition, the non-US investor invested additional $25,000 for additional 88,496 shares of common stock of the Company.

On February 20, 2013, the Company signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $50,000 into the Company in three installments:  (i) $16,600 on March 10, 2013, (ii) $16,600 on April 10, 2013 and (iii) $16,700 on May 10, 2013.  Upon receipt of each installment, the Company is obligated to issue 146,903 shares of common stock to the investor.  As of balance sheet date the Company has received all three installments totaling $50,000 and issued 440,708 shares. Additionally, on May 23, 2013 the Company issued 35,399 shares of the Company for $4,000 to a non-US investor under the same terms of the agreement above.

F - 17

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On March 18,2013 the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

On April 30, 2013 the Board of Directors of the Company approved the issuance of 230,089 shares of the Company and 203,089 options to its Chief Executive officer, 203,540 shares and 203,540 options to the Chairman of the Board, 168,142 shares and 168,142 options to the Executive Vice-President and 88,496 shares and 88,496 options to both the Chief Carbon Officer and general counsel of the Company and for the CTO of Company. The shares and options will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. As of the date of the financial statements, 86,284 shares have been issued under the above April 30, 2013 board approval.

In May and July 2013, the Company issued 495,576 shares of common stock for an aggregated amount of $49,315. Such funds used to repay Asher's November 6, 2012 note.

On June 19,2013 the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

On June 19, 2013 the Company entered into an agreement with a third party. In exchange for his services the Company issued the third party 176,992 shares of common stock of the Company. On June 23, 2013, the Company signed additional agreement with the third party according to which the Company issued additional 156,611 shares of common stock of the Company.

On June 19, 2013 the Company entered into an agreement with a non-US investor to sell 132,744 shares of common stock for an aggregated amount of $50,000.

On June 19, 2013 the Company entered into an agreement with a non-US investor to sell 53,634 shares of common stock for an aggregated amount of $20,000.

On June 26, 2013 the Company entered into an agreement with a non-US investor to sell 53,098 shares of common stock for an aggregated amount of $20,000.

On June 26, 2013 the Company has signed a Capital Markets Advisory Consulting agreement with Incline Partners, LLC (the consultant). According to the agreement the consultant would provide the Company with capital market advisory and monthly distribution of articles and media for a period between June 15, 2013 through August 15, 2013. In consideration for the above services the Company had paid the consultant a cash payment of $28,000 and 88,496 restricted shares of the Company common stock.

On July 22, 2013 the Company entered into an agreement with a non-US investor to sell 268,169 shares of common stock for an aggregated amount of $100,000.

On September 3, 2013 the Company entered into an agreement with a non-US investor to sell 268,169 shares of common stock for an aggregated amount of $100,000.

F - 18

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK OPTIONS:

The 2010 share option plan was established on March 3, 2010.

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended September 30, 2011 through 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2011	147,291	0.113
Granted	-	-
Exercised	147,291	0.113
Forfeited or expired	-	-
Outstanding at September 30,2012	-	-
Granted	690,267	0.5763
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2013	690,267	0.5763
Number of options exercisable at September 30, 2013	86,284
Number of options exercisable at September 30, 2012	-

The fair value of the stock options granted in 2013 was estimated using the Black-Scholes option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	0.32%
Expected term (years)	5
Volatility	390%

The fair value of the options granted above using the Black-Scholes model is $0.565 per option.
Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2013 and September 30, 2012 were $ 203 and $2,956 thousand respectively.

The following table summarizes information about options and warrants to employees, officers and directors outstanding at September 30, 2013 under the plans:

	Options and warrants Outstanding		Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.0051	690,267	4.58	86,284	0.5763
	690,267		86,284

F - 19

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES:

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Taxable income of Israeli companies is subject to tax at the rate of 25% in 2010, 24% in 2011 and 25% in 2012 and onwards.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	U.S dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$2,502	$1,357	$386
Valuation allowance	(2,502)	(1,357)	(386)
	$0	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, September 30, 2012	$1,357
Increase	1,145
Valuation allowance, September 30, 2013	$2,502

Carry forward losses of the Israeli subsidiary are approximately $1,474 thousand at September 30, 2013.

F - 20

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NET LOSS PER SHARE DATA:

The shares issuable upon the exercise of options, and conversion of convertible notes and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	September 30, 2013	September 30, 2012
Options:
Weighted average number, in thousands	86,284	-
Weighted average exercise price	$0.5763	$-

NOTE 8 – OTHER LOSS:

On January 31, 2012, the Company lent an Israeli company, CTG Clean Technology Group Limited (the “Borrower”), U.S. $30,000 at an annual rate of interest of eight percent (8%).  The purpose of this loan was to provide the borrower capital to continue its operations while the Company considered acquiring such company.  On February 8, 2012, the Company received the cash to make such loan to the Borrower from a Cyprus company (JLS Investment Holding).   The Borrower pledged the revenues from its Angolan waste-water project toward the repayment of the principal and interest of this loan.  Management is in negotiations with CTG with respect to repayment of such loan together with accrued and unpaid interest, however, to-date, the Company has not received any payment whatsoever from the borrower therefore such loan had been written-off in whole in the financial statements for the year ended September 30, 2013.

NOTE 9 – SUBSEQUENT EVENTS:

Construction Financing Agreement

On October 29, 2013, Orbit Energy Charlotte, LLC (“OEC”), Tipping, LLC (“Tipping”) and Caterpillar Financial Services Corporation (“Caterpillar”) entered into a Construction Financing Agreement (the “Construction Financing Agreement”) in respect of the 5.2MW anaerobic digester project in Charlotte, NC (the “Project”) that the Company expects to acquire from Orbit Energy, Inc., the project’s current owner.

The Construction Financing Agreement is the agreement pursuant to which Caterpillar Financial Service Corporation (“CAT”) has agreed, subject to the fulfillment of certain conditions, including, but not limited to the receipt and expenditure of the Equity Finance ( as defined below ), to provide up to $17,785,720 in debt financing (the “Debt Finance”) in respect of the Project.

The Debt Finance is to be divided into two phases: (i) a construction loan and (ii) a term loan. The term of the Debt Finance shall be 10 years. Interest on the construction loan component of the Debt Financing is based on LIBOR for deposits in dollars for a term of three months plus a variable-rate spread the minimum of which can be 5.32%. Interest on the term loan component of the Debt Finance will be fixed 60 days prior to the conversion of the construction loan into a term loan (based on CAT’s proprietary cost of funds). Prepayment of the construction loan is not permitted, but prepayment of the term loan is permitted subject to the payment of a fee the amount of which depends, in part, on the timing of the prepayment.

F - 21

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS: (continue)

REF Bluesphere Joint Venture

On October 30, 2013, the Company had entered into an Operating Agreement (the “Operating Agreement”) with REF Investments Ltd. (“REF”) with respect to the formation of REF Bluesphere LLC (the “JV”). The JV is a company set up to own and manage OEC and Tipping through certain intermediary companies. Pursuant to the Operating Agreement, REF has, subject to the fulfillment of certain conditions, agreed to invest $6,000,000 in cash plus $1,500,000 in a letter of credit in the form of equity financing for the Project (the “Equity Finance”). In exchange for the Equity Finance, REF will receive a 50% ownership stake in the JV leaving the Company with a 50% ownership stake in the JV. Until REF receives a 20% internal rate of return after taxes (the “Minimum Return”) on its investment of the Equity Finance of the Project, REF will receive 85% of the EBITDA of the Project and the Company will receive 15%. Once REF has received the Minimum Return, the allocation of net revenue shall become 50% to REF and 50% to the Company.

Reverse stock split

On November 26, 2013, the Company amended and restated its Articles of Incorporation to authorize the issuance of 500,000,000 shares of preferred stock, $0.001 par value, in one or more series and with such rights, preferences and privileges as its Board of Directors may determine and to effect a 1 for 113 reverse stock split of the Company’s outstanding common stock. In addition, the Amended and Restated Articles of Incorporation provide, among other things, for indemnification and limitations to the liability of the Company’s officers and directors.

As a result of the reverse stock split, which became effective on December 4, 2013, every 113 shares of the Company’s outstanding common stock prior to the effect of that amendment was combined and reclassified into one share of the Company’s common stock, and the number of outstanding shares of the Company’s common stock was reduced from 1,292,103,309 to 11,434,611 shares.

All share, stock option and per share information in these consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

Shares issuances

On October 13, 2013 non-US investor converted $87,000 principal loan for 384,956 shares of the Company.

On October 13, 2013 non-US investor converted $30,000 principal loan for 163,717 shares of the Company.

During October 2013, holders of $47,500 of principal amount of Asher convertible notes converted their notes into 402,276 shares of the Company's common stock.

On October 24, 2014 Asher purchased an additional U.S. $32,500 of the Company’s 8% convertible notes.

On October 8, 2013, the Company issued 88,496 shares of common stock for consulting services.

F - 22

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS: (continue)

On November 5, 2013, the Company entered into agreements with three investors each providing for a bridge loan of $50,000 of which $25,000 is payable under certain conditions within 30 days of the agreement and a further $27,500 is payable on the 180th day of the date of the agreement. $25,000 of the loan amount is convertible into shares of the Company’s common stock at $0.1695 per share. As part of each agreement, the Company agreed to issue 66,371 shares of its common stock to each investor and further agreed to register 294,985 shares of common stock in the name of each investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement.

In addition, on November 5, 2013, the Company entered into an agreement with an investor providing for a bridge loan of $20,000 of which $10,000 is payable under certain conditions within 30 days of the agreement and a further $11,000 is payable on the 180th day of the date of the agreement. $10,000 of the loan amount is convertible into shares of the Company’s common stock at $0.1695 per share. As part of each agreement, the Company agreed to issue 26,548 shares of its common stock to the investor and further agreed to register 117,994 shares of common stock in the name of the investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement.

On November 5, 2013, the Company’s subsidiary, Eastern Sphere, Ltd., entered into an agreement with an investor providing for the issuance of 491,642 shares of the Company’s common stock in consideration for $100,000.

On November 14, 2013, the Company’s subsidiary, Eastern Sphere, Ltd., entered into an agreement with an investor providing for the issuance of 146,016 shares of the Company’s common stock in consideration for $29,107.

On December 4, 2013, the Company entered into an agreement with an investor that agreed to provide collateral in the amount of 353,200 Euro ($480,000) to enable the Company to receive a letter of credit in respect of the Company’s North Carolina Project. In consideration for providing the collateral, the investor shall be entitled to a 4% ownership stake in the North Carolina project companies and was issued 44,248 shares of the Company’s common stock. Mr. Shlomi Palas personally guaranteed the Company’s obligations under the agreement with the investor. In addition, in accordance with the agreement, the Company issued to the investor a convertible note in the principal amount of 353,200 Euro bearing interest at 1% per month, payable on a monthly basis. The convertible note matures on March 4, 2014 and any unpaid principal or interest after maturity shall bear interest at the rate of 20% per annum. On or after March 4, 2014, any outstanding and unpaid principal under the convertible note is convertible into the Company’s shares of common stock based on the then applicable market price of the Company’s shares.

On December 13, 2013 the Board of Directors of the Company approved the issuance of 424,779 shares of the Company to its Chief Executive officer, 353,983 shares to the Chairman of the Board, 353,983 shares to the Executive Vice-President and 283,186 shares to the Chief Carbon Officer and general counsel of the Company.

F - 23

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS: (continue)

On December 15, 2013, the Company agreed to issue 600,000 shares of common stock to a consultant providing investor relation services. The shares are to be issued in three tranches of 200,000 each, the first within 10 days of entering into the agreement, the second on the four month anniversary of the agreement and the final on the eight month anniversary of the agreement. The first tranche of 200,000 shares was issued on January 9, 2014.

On January 9, 2014, the Company issued 265,486 shares of common stock for consulting services.

On December 30, 2013, the Company issued 345,132 shares of common stock for consulting services.

On December 30, 2013, the Company issued 17,700 shares of common stock for consulting services.

F - 24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our officers concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended September 30, 2013. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, we concluded that our internal controls over financial reporting were not effective as of September 30, 2013.  Specifically, during our assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight.  Due to our limited resources, we do not have multiple levels of transaction review.  Additionally, we do not have a formal audit committee, and the Board of Directors does not have a financial expert, thus we lack the board oversight role within the financial reporting process.

Our management is in the process of determining how best to change our current system and implement a more effective system of controls and procedures.  However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls.  No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the year ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”. Where applicable, all share amounts and share prices provided below give retroactive effect to the 1 for 113 reverse split effected on December 4, 2013.

On October 13, 2013 an investor converted $87,000 principal loan for 384,956 shares of the Company. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On October 13, 2013 an investor converted $30,000 principal loan for 163,717 shares of the Company. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

During October 2013, investors converted $47,500 of principal amount of convertible notes into 402,276 shares of the Company's common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On October 24, 2013, we issued to Asher Enterprises Inc., $32,500 of our 8% convertible notes. The note matures on July 28, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of our common stock after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If we issue shares at a price lower than the conversion price then the conversion price shall reduce to the lower price. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On November 5, 2013, we entered into agreements with three investors each providing for a bridge loan of $50,000 of which $25,000 is payable under certain conditions within 30 days of the agreement and a further $27,500 is payable on the 180th day of the date of the agreement. $25,000 of the loan amount is convertible into shares of our common stock at $0.1695 per share. As part of each agreement, we agreed to issue 66,371 shares of our common stock to each investor and further agreed to register 294,985 shares of common stock in the name of each investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

In addition, on November 5, 2013, we entered into an agreement with an investor providing for a bridge loan of $20,000 of which $10,000 is payable under certain conditions within 30 days of the agreement and a further $11,000 is payable on the 180th day of the date of the agreement. $10,000 of the loan amount is convertible into shares of our common stock at $0.1695 per share. As part of each agreement, we agreed to issue 26,548 shares of our common stock to the investor and further agreed to register 117,994 shares of common stock in the name of the investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On November 5, 2013, our subsidiary, Eastern Sphere, Ltd., entered into an agreement with an investor providing for the issuance of 491,642 shares of our common stock in consideration for $100,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On November 14, 2013, our subsidiary, Eastern Sphere, Ltd., entered into an agreement with an investor providing for the issuance of 146,016 shares of our common stock in consideration for $29,107. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On December 15, 2013, we agreed to issue up to 600,000 shares of our common stock to a consultant providing investor relation services. The shares are to be issued in three tranches of 200,000 each, the first within 10 days of entering into the agreement, the second on the four month anniversary of the agreement and the final on the eight month anniversary of the agreement. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On January 10, 2014, we issued 265,486 shares of our common stock to an investor. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On January 10, 2014, we issued 345,132 shares of our common stock to an investor The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On January 10, 2014, we issued 17,700 shares of our common stock to an investor. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 1.01 Entry into a Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”. Where applicable, all share amounts and share prices provided below give retroactive effect to the 1 for 113 reverse split effected on December 4, 2013.

On December 4, 2013, we entered into an agreement with an investor that agreed to provide collateral in the amount of 353,200 Euro ($480,000) to enable us to receive a letter of credit in respect of our North Carolina Project. In consideration for providing the collateral, the investor shall be entitled to a 4% ownership stake in the North Carolina project companies and was issued 44,248 shares of our common stock. Mr. Shlomi Palas personally guaranteed our obligations under the agreement with the investor. In addition, in accordance with the agreement, we issued to the investor a convertible note in the principal amount of 353,200 Euro bearing interest at 1% per month, payable on a monthly basis. The convertible note matures on March 4, 2014 and any unpaid principal or interest after maturity shall bear interest at the rate of 20% per annum. On or after March 4, 2014, any outstanding and unpaid principal under the convertible note is convertible into our shares of common stock based on the then applicable market price of our shares.

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 3.02 Unregistered Sales of Equity Securities” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” Where applicable, all share amounts and share prices provided below give retroactive effect to the 1 for 113 reverse split effected on December 4, 2013.

On December 13, 2013, the Board of Directors approved the issuance of 424,779 shares of our common stock to our Chief Executive Officer, 353,983 shares to the Chairman of the Board,353,983 shares to the Executive Vice-President and 283,186 shares to the Chief Carbon Officer and general counsel of the Company. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
Joshua Shoham	61	Chairman of the Board.

Shlomo Palas	52	Chief Executive Officer and Director

Roy Amitzur	51	Executive Vice President

Shlomo Zakai	44	Chief Financial Officer

Mark Radom	45	General Counsel and Chief Carbon Officer

Joshua Shoham - Chairman of the Board
Mr. Shoham became our Chairman on March 2, 2012. Mr. Shoham has extensive experience in senior executive management and in international business development in the USA, Europe and China. He held several General Manager positions, e.g. the General Manager of the Israeli subsidiary of International Paper (a Fortune 100 Company), and was co-founder of several high-tech startups (e.g. Infowrap Systems). Mr. Shoham was also a strategic market development consultant responsible for a range of transactions in the Israeli and Chinese traditional and high-tech industries, e.g. initiating a joint venture between Saifun Semiconductors and Infineon, which resulted in Infineon becoming an equity partner in Saifun and Saifun going public on NASDAQ. He has served for six years as a Board of Directors Member in Bio-Cell (TASE: BCEL), which reversed merged its activities into Protalix Biotherapeutics (AMEX: PLX; TASE: PLX). Mr. Shoham holds an MBA and a B.A. in Economics, both from the Hebrew University of Jerusalem, and an LL.B degree from the Faculty of Law of Tel-Aviv University. The Board has determined that Mr. Shoham is qualified to serve on the Board as a result of his extensive experience in senior management and international business development.

Shlomo Palas - Chief Executive Officer and Director
Mr. Palas became our Chief Executive Officer and director on March 3, 2010. Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. From 2005 to 2010, he served as an entrepreneur advising companies in the biodiesel industry. Prior to that he was a senior consultant with Mitzuv, a leading management consulting firm, and before joining Mitzuv, he served in a variety of marketing roles. For the past four years, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China. Mr. Palas served as Chief Executive Officer of Becco Biofuels China Ltd., which was a company active in the biofuel industry. Mr. Palas participated in the establishment of the largest commercial algae farm in China together with one of China’s largest electrical utilities. Mr. Palas holds a B.A. in Statistics and Management from Haifa University and an M.S. from Baruch College. The Board has determined that Mr. Palas is qualified to serve on the Board as a result of his significant experience in renewable and clean tech manufacturing and his management and entrepreneurial experience.

Roy Amitzur - Executive Vice President
Mr. Amitzur has served as our Executive Vice President since August 2011. Since 2008, Mr. Amitzur has served as President of Clean Technologies Group Ltd, a holding and integration company specializing in investment in water technologies and water and waste water project execution. In addition, Mr. Amitzur has managed a number of start-up companies including, Bio Pure Technology Ltd., Proxy Aviation Systems, Inc., and Aquarius Technologies Inc. Mr. Amitzur has significant experience in implementing BOT and turn-key projects in water technologies and water and waste water execution around the world.

Shlomo Zakai - Chief Financial Officer
Mr. Zakai has served as our Chief Financial Officer since January 9, 2012. Mr. Zakai is an expert in finances with many years of experience with U.S. public companies. He established his own accounting firm in 2004, providing a range of services to publicly traded companies as well as private companies, and he has served as controller and Chief Financial Officer of a number of private companies.  Mr. Zakai serves as the internal auditor of several Israeli traded companies and oversees Sarbanes-Oxley compliance in several U.S. and Israelis traded companies. He has worked as an accountant for nine years in the hi-tech department of Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a senior manager and worked with companies publicly traded on NASDAQ and in Israel.  Mr. Zakai is a CPA (Certified Public Accountant) and holds a B.A. in Accounting from the College of Management in Rishon Le'Zion.

Mark Radom - Chief Carbon Officer and General Counsel
Mr. Radom has served as our Chief Carbon Officer and General Counsel since October 25, 2010. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing carbon credit and renewable energy projects. Mr. Radom has extensive experience in the carbon and renewable energy sector. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements. He advised aviation companies on the inclusion of aviation in the third phase of the EU ETS and was an executive of a European-based developer and integrator of carbon and ecological projects. Mr. Radom has experience in identifying and implementing promising industrial gas (N2O and SF6), methane (landfill, compost, coal mine, waste water and associated gas), fuel switch (from diesel to natural gas) and a range of renewable energy projects (wind, solar and biogas to energy). Mr. Radom has assisted in the preparation of project design documents and has prepared complex projects for validation. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

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

Election of Directors

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified. The Board of Directors may also appoint additional directors to fill vacancies up to the maximum number permitted under our by laws.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Board Independence

We currently have two directors serving on our Board of Directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, neither of our directors would be considered an independent director.

Committees
Due to our small size, we do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors currently performs the functions of audit, nominating and compensation committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Code of Ethics

At present, we have not adopted a Code of Ethics applicable to our principal executive, financial and accounting officers; however, our Board is considering implementation of such a Code in the near future.

Board Leadership Structure

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is currently in the best interests of the Company and its shareholders to separate these roles.   Mr. Shoham has served as our Chairman since February [], 2012, and Mr. Shlomo Palas has been our Chief Executive Officer and a director since March 3, 2010.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by us. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the entire Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Item 11. Executive Compensation

Summary Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by Shlomo Palas, our Chief Executive Officer, Shlomo Zakai, our Chief Financial Officer, Alex Werber, our former Chief Financial Officer, Roy Amitzur, our Executive Vice President and Mark Radom, our Chief Carbon Officer and general counsel.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shlomo Palas,
CEO and Director	2013	120,000	-	87,575	27,083	-	-	-	234,658
	2012	120,000	-	48,000	-	-	-	-	168,000

Shlomo Zakai,
CFO (2)	2013	18,000	-	-	-	-	-	-	18,000
	2012	14,493	-	-	-	-	-	-	14,493

Alex Werber,
Former CFO (2)	2013	-	-	-	-	-	-	-	-
	2012	8,395	-	-	-	-	-	-	8,395

Roy Amitzur,
Executive Vice President	2013	128,000	-	71,813	19,791	-	-	-	219,604
	2012	-	-	-	-	-	-	-	-

Mark Radom,
Chief Carbon Officer and General Cournsel	2013	84,000	-	55,175	10,417	-	-	-	149,592
	2012	84,000	-	-	15,000	-	-	-	99,000
_______

(1)
Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. See Notes 4 and 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013.

(2)	On January 9, 2012, we appointed Shlomo Zakai as our new chief financial officer.

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Shlomo Palas (2)	28,761	201,328		0.5763	30/04/2018	201,327	63,700	-	-
Roy Amitzur (3)	21,018	147,124		0.5763	30/04/2018	147,124	46,550	-	-
Mark Radom (4)	11,062	77,434		0.5763	30/04/2018	77,434	24,500	-	-

(1)	The share amounts and share prices set forth in the table and footnotes give retroactive effect to our 1 for 113 reverse stock split which was effected on December 4, 2013.

(2)
On April 30, 2013, Mr. Palas was granted 230,089 shares of our common stock and options to purchase 230,089 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share.

(3)
On April 30, 2013, Mr. Amitzur was granted 168,142 shares of our common stock and options to purchase 168,142 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share.

(4)
On April 30, 2013, Mr. Radom was granted 88,496 shares of our common stock and options to purchase 88,496 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share.

Employment Contracts and Termination of Employment Agreements

Shlomi Palas

On February 29, 2012, we entered into an employment agreement with Mr. Palas to serve as the Company’s Chief Executive Officer (“CEO”) for an indefinite term. This agreement was intended to extend the term of a previously entered into employment agreement with Mr. Palas whose term was expiring. As CEO, Mr. Palas, among other duties, is responsible for setting the overall corporate direction for us, including establishing and maintaining budgets for us and ensuring we have adequate capital for our operations, marketing and general corporate activities, all subject to any applicable law and to instructions provided by the Board of Directors. Under the agreement, Mr. Palas receives monthly remuneration at a gross rate of USD$10,000 + VAT. Mr. Palas will be entitled to participate in any bonus plan or incentive compensation plan for its employees adopted by us. Mr. Palas’ employment may be terminated at any time for no cause by any of the parties with a prior notice of six months and may be terminated at any time for cause or disability, as such terms are defined in the employment agreement.

On February 1, 2012, November 5, 2012 and March 18, 2013, Mr. Palas was issued 14,160, 53,098 and 53,098 shares of our common stock, respectively. On April 30, 2013, the Board of Directors authorized the issuance to Mr. Palas 230,089 shares of our common stock and options to purchase 230,089 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. On June 19, 2013 and December 13, 2013, the Board of Directors authorized the issuance to Mr. Palas of 53,098 and 424,779 shares of our common stock, respectively. The foregoing share amounts give effect to the 1 for 113 reverse stock split which was effected on December 4, 2013.

Mark Radom

On April 10, 2013, we entered into a Service and Consulting Agreement with Mr. Radom to serve as our general counsel for an indefinite term devoting at least 75% of his time to us. This agreement was intended to supersede a previously entered into consulting agreement with Mr. Radom. As our legal counsel, Mr. Radom, among other duties, will assist us in the process of making strategic decisions, business development, project appraisal, project management and development, monetization of emissions reductions and offsets, financial analysis, transaction negotiation and structuring both in the USA and in other countries. Under the agreement, Mr. Radom is entitled to a monthly fee of $7,000 per month increasing to $10,000 per month upon either the financial closing of our first project and have sufficient cash to cover such amount or upon the date that we receive funds and compensation paid to other officers and advisors is increased. Both we and Mr. Radom have the right to terminate the agreement for any reason with prior notice of ninety days. We also have the right to terminate the agreement at any time for cause or disability, as such terms are defined in the agreement.

On February 1, 2012, November 5, 2012 and March 18, 2013, Mr. Radom was issued 4,425, 35,399 and 35,399 shares of our common stock, respectively. On April 30, 2013, the Board of Directors authorized the issuance to Mr. Radom 88,496 shares of our common stock and options to purchase 88,496 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. On June 19, 2013 and December 13, 2013, the Board of Directors authorized the issuance to Mr. Radom of 35,399 and 283,186 shares of our common stock, respectively. The foregoing share amounts give effect to the 1 for 113 reverse stock split which was effected on December 4, 2013.

Roy Amitzur

On July 25, 2011, we, JLS and Roy Amitzur entered into a Management Services Agreement according to which JLS, a corporation owned by Mr. Amitzur, and Mr. Amitzur are engaged to provide management services to us devoting at least 75% of this time to us, with Mr. Amitzur serving as Executive Vice President. The term of the agreement was originally for two years and in July 2013, was extended for a further eight months. For services rendered under the agreement, JLS is entitled to a monthly fee of US$10,000 + VAT when applicable subject to us raising an aggregate amount of at least $450,000, which payments began in September 2012.   Subsequently, such fee increases to a monthly fee of $15,000 + VAT after we raise an aggregate equity investment of $2,000,000. In addition, we issued to JLS 110,620 shares of common stock (after giving effect to the 1 for 113 reverse stock split which was effected on December 4, 2013) vesting in equal amounts quarterly over 24 months, all of which have fully vested.  JLS and Mr. Amitzur are entitled to participate on similar terms as the other executives of the Company in bonus plans or incentive compensation plans for its employees.  Both we and JLS/Mr. Amitzur have the right to terminate the agreement for any reason with prior notice of ninety days. We also have the right to terminate the agreement at any time for cause or disability, as such terms are defined in the agreement.

Mr. Amitzur also received 9,514 shares of common stock (after giving effect to the 1 for 113 reverse stock split which was effected on December 4, 2013) on August 23, 2011 for his extraordinary contributions to us.

On November 5, 2012 and March 18, 2013, Mr. Amitzur was issued a further 44,248 and 44,248 shares of our common stock, respectively. On April 30, 2013, the Board of Directors authorized the issuance to Mr. Amitzur 168,142 shares of our common stock and options to purchase 168,142 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. On June 19, 2013 and December 13, 2013, the Board of Directors authorized the issuance to Mr. Amitzur of 44,248 and 353,983 shares of our common stock, respectively. The foregoing share amounts give effect to the 1 for 113 reverse stock split which was effected on December 4, 2013.

Shlomo Zakai

On January 9, 2012, we and Shlomo Zakai entered into a Services Agreement engaging Mr. Zakai as our Chief Financial Officer. Under the agreement, Mr. Zakai was originally paid on an hourly basis of 220 NIS per hour and, following amendment of the agreement, from September 2012, is paid $1,500 per month plus $80-150 per hour for bookkeeping services. Both we and Mr. Zakai have the right to terminate the agreement for any reason with prior notice of thirty days.

Director Compensation

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended September 30, 2013. Directors who are also employees do not receive compensation for their services as directors.

Name	Fees Earned ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shlomo Palas	-	-	-	-	-	-	-
Joshua Shoham	120,000	73,563	23,958	-	-	-	217,521
_______

(1)
Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. See Notes 4 and 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013.

On July 1, 2012, we entered into an advisory agreement with Joshua Shoham engaging him as a strategic advisor for five years in addition to his role as Chairman of the Board. Under the terms of the agreement, Mr. Shoham is entitled to $10,000 plus VAT per month increasing to $15,000 plus VAT at the end of the term. Mr. Shoham has the right to convert into shares of our common stock any unpaid and accrued fees due to him at the average trading price of our common stock during the 10 days prior to conversion. The agreement may be terminated by either party at any time for cause upon 12 months prior notice.

In connection with his retention as a director in February 2012, he was issued 35,400 shares of our common stock. Such shares are subject to pro rata forfeiture should Mr. Shoham resign from his directorship prior to the second anniversary of his joining the Board. On November 5, 2012 and March 18, 2013, Mr. Shoham was issued a further 44,248 and 44,248 shares of our common stock, respectively. On April 30, 2013, the Board of Directors authorized the issuance to Mr. Shoham 203,540 shares of our common stock and options to purchase 203,540 shares of common stock, each of which will vest over a two year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. On June 19, 2013 and December 13, 2013, the Board of Directors authorized the issuance to Mr. Shoham of 44,248 and 353,983 shares of our common stock, respectively. The foregoing share amounts give effect to the 1 for 113 reverse stock split which was effected on December 4, 2013.

This compensation has been individually negotiated and any directors who subsequently serve on as a director may receive the same of different compensation as a director.

Currently, the Board has not determined standard, uniform compensation and expense reimbursement arrangements for all individuals serving only as a director.  Uniform compensation and expense reimbursement arrangements for persons serving only as directors may be determined when more such individuals join the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information as of January 9, 2014 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 35 Asuta Street, Even Yehuda, Israel 40500. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of January 9, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. All share amounts give effect to the 1 for 113 reverse split effected on December 4, 2013.

	Amount	Percentage
	of Common	of
	Shares	Class (1)
Name and Address of Beneficial Owner 5% Shareholders
Dr. Bornstein Ltd. No. 18 Raines St Tel Aviv Israel	2,897,349	20.54%
Jelton Finance Corp. Withfield Tower, 3rd Floor, 4792 Coney Drive, PO Box 1777, Belize City 43707	1,076,108	7.63%

Directors and Executive Officers		%
Joshua Shoham (2)	674,781	4.75%
Shlomo Palas (3)	807,969	5.68%
Roy Amitzur (4)	357,966	2.52%
Mark Radom (5)	500,004	3.53%
Shlomo Zakai	-	-%
All Directors and Executive Officers as a Group (5 Persons)	2,340,720	16,48%

* Less than 1%

(1)	Based on 14,107,639 shares of common stock outstanding as at January 9, 2014.

(2)	Includes 76,327 shares issuable upon options exercisable within 60 days following January 9, 2014.

(3)	Includes 86,283 shares issuable upon options exercisable within 60 days following January 9, 2014.

(4)	Includes 63,053 shares issuable upon options exercisable within 60 days following January 9, 2014.

(5)	Includes 33,186 shares issuable upon options exercisable within 60 days following January 9, 2014.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Except as set forth in Item 11 under “Executive Compensation” and as set forth below, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On June 14, 2013 our subsidiary, Eastern Sphere Ltd., signed a loan agreement with an investor pursuant to which such investor loaned us $120,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest is due on December 31, 2013. We are required to pay a penalty of $100 for every day after December 31, 2013, which has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in June 2013, we issued the lender 26,549 shares of common stock. This loan is guaranteed by two of the Company's shareholders. As an inducement to make the guarantee, we issued the shareholders 88,496 shares of common stock..

On November 5, 2013, we entered into an agreement with an investor providing for a bridge loan of $20,000 of which $10,000 is payable under certain conditions within 30 days of the agreement and a further $11,000 is payable on the 180th day of the date of the agreement. $10,000 of the loan amount is convertible into shares of our common stock at $0.1695 per share. As part of each agreement, we agreed to issue 26,548 shares of our common stock to the investor and further agreed to register 117,994 shares of common stock in the name of the investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement.

In addition, on November 5, 2013, we entered into an agreement with an investor providing for a bridge loan of $20,000 of which $10,000 is payable under certain conditions within 30 days of the agreement and a further $11,000 is payable on the 180th day of the date of the agreement. $10,000 of the loan amount is convertible into shares of our common stock at $0.1695 per share. As part of each agreement, we agreed to issue 26,548 shares of our common stock to the investor and further agreed to register 117,994 shares of common stock in the name of the investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement.

On December 4, 2013, we entered into an agreement with an investor that agreed to provide collateral in the amount of 353,200 Euro ($480,000) to enable us to receive a letter of credit in respect of our North Carolina Project. In consideration for providing the collateral, the investor shall be entitled to a 4% ownership stake in the North Carolina project companies and was issued 44,248 shares of our common stock. Mr. Shlomi Palas personally guaranteed our obligations under the agreement with the investor. In addition, in accordance with the agreement, we issued to the investor a convertible note in the principal amount of 353,200 Euro bearing interest at 1% per month, payable on a monthly basis. The convertible note matures on March 4, 2014 and any unpaid principal or interest after maturity shall bear interest at the rate of 20% per annum. On or after March 4, 2014, any outstanding and unpaid principal under the convertible note is convertible into our shares of common stock based on the then applicable market price of our shares.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2013 and 2012 were $40,000 and $40,000 respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2013 and 2012.
.
All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended September 30, 2013 and 2012.

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
3.1	Amended and Restated Articles of Incorporation dated November 22, 2013 (1)
3.2	Bylaws dated February 2, 2010
10.1	Asher Note dated September 4, 2013 *
10.2	Asher Note dated October 24, 2013 *
10.3	Letter agreement with Asnat Drouianov dated December 4, 2013 *
10.4	Convertible Promissory Note dated December 4, 2013 issued to Asnat Drouianov *
21.1	List of Subsidiaries *
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer *
32.1	Section 1350 Certification Chief Executive Officer *
32.2	Section 1350 Certification Chief Financial Officer *
101
The following materials from Blue Sphere Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. (2)

*              Filed herewith

(1)	Incorporated by reference to our Form 8-K filed with the SEC on December 3, 2013.

(2)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Sphere Corporation

January 13, 2014	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	January 13, 2014
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

By:	/s/ Shlomo Zakai	January 13, 2014
Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Joshua Shoham	January 13, 2014
Joshua Shoham
Director

