Form 10-K/A
period 2013-09-30
BLUE SPHERE CORP.
filed 2014-01-14
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 AMENDMENT NO. 1

TO

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

Explanatory Note

The purpose of this Amendment No. 1 to Blue Sphere Corp’s Annual Report on Form 10-K for the period ended September 30, 2013, filed with the Securities and Exchange Commission on January 13, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

2

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
3.1	Amended and Restated Articles of Incorporation dated November 22, 2013 (1)
3.2	Bylaws dated February 2, 2010 (2)
10.1	Asher Note dated September 4, 2013 (2)
10.2	Asher Note dated October 24, 2013 (2)
10.3	Letter agreement with Asnat Drouianov dated December 4, 2013 (2)
10.4	Convertible Promissory Note dated December 4, 2013 issued to Asnat Drouianov (2)
21.1	List of Subsidiaries (2)
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer *
32.1	Section 1350 Certification Chief Executive Officer *
32.2	Section 1350 Certification Chief Financial Officer *
101	The following materials from Blue Sphere Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. (3)

* Filed herewith

(1)	Incorporated by reference to our Form 8-K filed with the SEC on December 3, 2013.

(2)	Incorporated by reference to our Form 10-K filed with the SEC on January 13, 2013.

(3)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Sphere Corporation

January 14, 2014	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	January 14, 2014
Shlomo Palas President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

By:	/s/ Shlomo Zakai	January 14, 2014
Shlomo Zakai Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Joshua Shoham	January 14, 2014
Joshua Shoham Director

4