Form 10-Q
period 2013-12-31
BLUE SPHERE CORP.
filed 2014-02-14
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.333-147716

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at February 13, 2014, there were 15,453,656 shares of common stock, par value $0.001 per share, outstanding.

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

3

BLUE SPHERE CORP.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

BLUE SPHERE CORP.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013
IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of December 31, 2013 and September 30, 2013	6
Statements of operations for the three months ended December 31, 2013 and 2012; and for the period from July 17, 2007 through December 31, 2013	7
Statements of changes in stockholders' deficit for the period of three months ended December 31, 2013; and for the period from July 17, 2007 through September 30, 2013	8
Statements of cash flows for the three months ended December 31, 2013 and 2012; and for the period from July 17, 2007 through December 31, 2013	9
Notes to interim financial statements	10 - 16

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31, 2013	September 30, 2013
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$28	$46
Other current assets	85	286
Total current assets	113	332

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	2	3

PAYMENT ON ACCOUNT OF PROJECT	311	271
Total assets	$426	$606
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$26	$12
Accounts payables	13	16
Other accounts payable	1,195	420
Debentures, notes and loans	690	587
Total current liabilities	1,924	1,035

LONG TERM BANK LOAN	111	53

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2013 and September 30, 2013, Issued and outstanding: 11,298,313 shares and 9,621,210 shares at December 31, 2013 and September 30, 2013, respectively	1,088	1,086
Additional paid-in capital	27,400	26,998
Accumulated deficit during the development stage	(30,097)	(28,566)
Total Stockholders’ Equity (Deficit)	(1,609)	(482)
Total liabilities and Stockholders’ Equity (Deficit)	$426	$606

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands except share and per share data)

			Cumulative
			from July 17,
	Three months ended		2007 through
	December 31		December 31,
	2013	2012	2013
	(Unaudited)		Unaudited
OPERATING EXPENSES -
General and administrative expenses *	$1,494	$486	$29,856
FINANCIAL EXPENSES (INCOME), net	37	19	211
	1,531	505	30,067
Other losses	-	-	30
NET LOSS FOR THE PERIOD	$1,531	$505	$30,097

Net loss per common share - basic and diluted	$(0.134)	$(0.226)

Weighted average number of common shares outstanding during the period - basic and diluted	11,450,784	2,243,302

*	In the three months period ended December 31, 2013 and 2012 - includes $81 thousand and $96 thousand, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.001 Par		Additional	during the	Total
	Value		paid-in	development	Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	16,815	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH SEPTEMBER 31, 2013 (audited):
Issuance of common stock, net of issuance expenses	3,602,402	407	702	-	1,109
Share split of 35:1	571,682	65	(65)	-	-
Common stock issued as direct offering costs	17,700	2	995	-	997
Share based compensation	141,820	16	18,917	-	18,933
Exercise of Options	220,936	24	(16)	-	8
Share based compensation for services	2,168,388	244	6,254	-	6,498
Issuance of common stock in respect of issuance of convertible notes	2,881,467	326	144	-	470
Net loss for the period	-	-	-	(28,566)	(28,566)
BALANCE AT SEPTEMBER 30, 2013 (audited)	9,621,210	1,086	26,998	(28,566)	(482)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2013 (unaudited):
Share based compensation	-	-	81	-	81
Issuance of common stock, net of issuance expenses	637,658	1	128	-	129
Issuance of shares for services	88,496	-	27	-	27
Issuance of common stock in respect of issuance of convertible notes	950,949	1	166	-	167
Net loss for the period	-	-	-	(1,531)	(1,531)

BALANCE AT DECEMBER 31, 2013 (Unaudited)	11,298,313	$1,088	$27,400	$(30,097)	$(1,609)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			For the period
			From July 17,
	Three months ended		2007 through
	December 31		December 31,
	2013	2012	2013
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(1,531)	$(505)	$(30,097)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	81	96	19,014
Depreciation	1	1	6
Expenses in respect of Convertible notes and loans	28	20	146
Issuance of shares for services	48	84	6,547
Issuance of shares in respect of issuance of Convertible notes	-	-	52

Decrease (increase) in other current assets	201	(93)	100
Increase (decrease) in accounts payables	(3)	-	12
Increase (decrease) in other account payables	775	148	1,196
Net cash used in operating activities	(400)	(249)	(3,024)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	(40)	-	(311)
Short term investments	-	(6)	(7)
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	(40)	(6)	(327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds on account of shares	-	176	-
Loan granted	-	-	(30)
Loans received	382	158	1,078
Loan origination fee	-	-	(178)
Loans repaid	(68)	(80)	(251)
Proceeds from issuance of convertible debenture	-	-	321
Proceeds from stock issued for cash	108	60	2,431
Net cash provided by financing activities	422	314	3,379

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18)	59	28

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46	22	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28	$81	$28

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp.. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. During the second quarter of 2010 the management of the Company decided to change its business focus to that of project integrator in the clean energy production and waste to energy markets.

The Company is currently focusing on five projects for which it has signed agreements, term sheets or memoranda to own and implement such projects and which are in various stages of development:

United States

•         Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•         Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant
•         St. Croix, U.S. Virgin Islands Organics to Energy Anaerobic Digester 7 MW Plant

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

All share, stock option and per share information in these condensed consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

BLUE SPHERE CORP.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (continue)

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

BLUE SPHERE CORP.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of December 31, 2013 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

The September 30, 2013 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2013, are applied consistently in these financial statements.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company had approximately $28 thousand in cash and cash equivalents, approximately $1,811 thousand in negative working capital, a stockholders’ deficit of approximately $1,609 thousand and an accumulated deficit during development stage of approximately $30,097 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

BLUE SPHERE CORP.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 was filed.

NOTE 7 – COMMON SHARES:

On October 13, 2013 non-US investor converted $87,000 principal loan for 384,956 shares of the Company.

On October 13, 2013 non-US investor converted $37,000 principal loan for 163,717 shares of the Company.

During October 2013, holders of $47,878 of principal amount of Asher convertible notes converted their notes into 402,276 shares of the Company's common stock.

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

On December 4, 2013, the Company entered into an agreement with an investor that agreed to provide collateral in the amount of 353,200 Euro ($480,000) to enable the Company to receive a letter of credit in respect of the Company’s North Carolina Project. In consideration for providing the collateral, the investor shall be entitled to a 4% ownership stake in the North Carolina project companies and was issued after the balance sheet date, 44,248 shares of the Company’s common stock. Mr. Shlomi Palas personally guaranteed the Company’s obligations under the agreement with the investor. In addition, in accordance with the agreement, the Company issued to the investor a convertible note in the principal amount of 353,200 Euro bearing interest at 1% per month, payable on a monthly basis. The convertible note matures on March 4, 2014 and any unpaid principal or interest after maturity shall bear interest at the rate of 20% per annum. On or after March 4, 2014, any outstanding and unpaid principal under the convertible note is convertible into the Company’s shares of common stock based on the then applicable market price of the Company’s shares.

On December 13, 2013 the Board of Directors of the Company approved the issuance of 424,779 shares of the Company to its Chief Executive officer, 353,983 shares to the Chairman of the Board, 353,983 shares to the Executive Vice-President and 283,186 shares to the Chief Carbon Officer and general counsel of the Company. Such shares were issued at January 9, 2014.

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

BLUE SPHERE CORP.

(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBENTURES AND NOTES:

Asher Notes

On March 20, 2013, the Company signed a securities purchase agreement with Asher Enterprises Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $47,500 of the Company’s 8% convertible notes.  The notes are convertible into shares of common stock of the Company from time to time, and at any time, beginning September 19, 2013 and ending, absent any condition of default, on December 26, 2013, subject to the limitations and conditions set forth in the notes. The Company has the right to prepay the notes under the certain conditions for 180 days following the issue date. On October 7, 2013 the Company repaid $18,248 principal amount of such notes and the remaining $29,252 principal amount of the notes was converted into 250,580 shares of the Company's common stock.

On May 9, 2013, Asher purchased an additional $42,500 of the Company’s 8% convertible notes. On November 15, 2013 the Company repaid $29,630 principal amount of such notes and the remaining $12,870 principal amount of the notes was converted into 151,696 shares of the Company's common stock.

On September 3, 2013, Asher purchased an additional $42,500 of the Company’s 8% convertible notes.

On October 24, 2014 Asher purchased an additional $32,500 of the Company’s 8% convertible notes.

Other Notes

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

NOTE 9 – SUBSEQUENT EVENTS:

On January 9, 2014, the Company issued 265,486 shares of common stock for consulting services.

On January 9, 2014, the Company issued 345,132 shares of common stock for consulting services.

On January 9, 2014, the Company issued 17,700 shares of common stock for consulting services.

On January 26, 2014, the Company signed a subscription agreement with the non-US investor pursuant to which such investor agreed to invest an aggregate of $400,000 into the Company for the sale of 1,739,130 shares of common stock.

On February 7, 2014, the Company issued an aggregate of 1,200,000 shares of our common stock to CTW – Changing the World Technologies, Ltd. (“CTW”) in exchange for (i) an investment of $77,000 (for which CTW received 385,000 shares of common stock) and (ii) the provision of financial engineering services (for which CTW received 815,000 shares of common stock).

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

General and administrative expenses

General and administrative expenses for the three-month period ended December 31, 2013 were $1,494,000 as compared to $486,000 for the three-month period ended December 31, 2012. The increase is mainly attributable to the increase in share-based compensation for employees and service providers and our continues investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Net Loss

As a result of the above, we incurred a net loss of $1,531,000 for the three-month period ended December 31, 2013, as compared to a net loss of $505,000 for the three-month period ended December 31, 2012.  We anticipate losses in future periods. The increase is mainly attributable to the increase in share-based compensation for employees and service providers and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Inflation

Our results of operations have not been materially affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 was filed.

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2013, we had cash of $28,000 compared to $46,000 as of September 30, 2013. As of December 31, 2013, we had working capital deficit of $1,811,000 compared to $703,000 as of September 30, 2013.

Net cash used in operating activities was $400,000 for the three months ended December 31, 2013, compared to $249,000 for the prior period December 31, 2012. The increase of $151,000  in cash used in operating activities was primarily due to development expenses incurred in connection with our North Carolina and Rhode Island projects.  Currently operating costs exceed revenue. We have not generated any revenue to-date.

Net cash flows used in investing activities was $40,000 for the three months ended December 31, 2013 as compared to none for the prior period December 31, 2012.  The net increase in cash used in investing activities was due to payments made for our operations in our US projects as detailed above.

Net cash flows provided by financing activities was $422,000 for the three months ended December 31, 2013 as compared to $314,000 for the prior period December 31, 2012. The increase in cash provided by financing activities was due to an increase in equity financing and loans received from third-parties. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to December 31, 2013 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 25% equity and 75% debt, we will require approximately $12,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 25% equity and 75% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Off-Balance Sheet Arrangements

As at December 31, 2013, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2013. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended December 31, 2013. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On February 7, 2014, we issued an aggregate of 1,200,000 shares of our common stock to CTW – Changing the World Technologies, Ltd. (“CTW”) in exchange for (i) an investment of $77,000 (for which CTW received 385,000 shares of common stock) and (ii) the provision of financial engineering services (for which CTW received 815,000 shares of common stock).  The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

ITEM 6.

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: February 13, 2014

By:	/s/ Shlomo Zaki
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 13, 2014

