Form 10-Q
period 2014-03-31
BLUE SPHERE CORP.
filed 2014-05-19
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at May 15, 2014, there were 23,294,534 shares of common stock, par value $0.001 per share, outstanding.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Bluesphere Corporation and its wholly-owned subsidiary, Eastern Sphere, Ltd., unless the context clearly requires otherwise.

3

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of March 31, 2014 and September 30, 2013	3
Statements of operations for the six months and three months ended March 31, 2014
and 2013; and for the period from July 17, 2007 through March 31, 2014	4
Statements of changes in stockholders' deficit for the period of six months ended
March 31, 2014; and for the period from July 17, 2007 through September 30, 2013	5
Statements of cash flows for the six months ended March 31, 2014
and 2013; and for the period from July 17, 2007 through March 31, 2014	6
Notes to interim financial statements	7 - 13

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	September 30,
	2014	2013
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$14	$46
Other current assets	48	286
Total current assets	62	332

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	2	3

PAYMENT ON ACCOUNT OF PROJECT	341	271
Total assets	$405	$606
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$152	$12
Accounts payables	17	16
Other accounts payable	1,122	420
Debentures, notes and loans	538	587
Total current liabilities	1,829	1,035

LONG TERM BANK LOAN	127	53

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each: Authorized: 1,750,000,000 shares at March 31, 2014 and September 30, 2013, Issued and outstanding: 18,180,135 shares and 9,621,210 shares at March 31, 2014 and September 30, 2013, respectively	1,095	1,086
Additional paid-in capital	28,804	26,998
Accumulated deficit during the development stage	(31,450)	(28,566)
Total Stockholders’ Equity (Deficit)	(1,551)	(482)
Total liabilities and Stockholders’ Equity (Deficit)	$405	$606

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

					Cumulative
					from July 17,
	Six months ended		Three months ended		2007 through
	March 31		March 31		March 31,
	2014	2013	2014	2013	2014
	(Unaudited)		(Unaudited)		Unaudited

OPERATING EXPENSES -
General and administrative expenses *	$2,803	$913	$1,309	$427	$31,165
FINANCIAL EXPENSES (INCOME), net	81	70	44	51	255
	2,884	983	1,353	478	31,420
Other losses	-	-	-	-	30
NET LOSS FOR THE PERIOD	$2,884	$983	$1,353	$478	$31,450

Net loss per common share - basic and diluted	$(0.220)	$(0.003)	$(0.092)	$(0.001)

Weighted average number of common shares outstanding during the period - basic and diluted	13,080,574	3,445,971	14,746,582	4,715,190

* In the six months period ended March 31, 2014 and 2013 - includes $135 thousand and $104 thousand, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.001 Par Value		Additional paid-in	during the development	Total Stockholders'
	Shares	Amount	Capital	stage	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	16,815	$2	$67	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17,
2007 THROUGH SEPTEMBER 31, 2013 (audited):
Issuance of common stock, net of issuance expenses	3,602,402	407	702	-	1,109
Share split of 35:1	571,682	65	(65)	-	-
Common stock issued as direct offering costs	17,700	2	995	-	997
Share based compensation	141,820	16	18,917	-	18,933
Exercise of Options	220,936	24	(16)	-	8
Share based compensation for services	2,168,388	244	6,254	-	6,498
Issuance of common stock in respect of issuance of convertible notes	2,881,467	326	144	-	470
Net loss for the period	-	-	-	(28,566)	(28,566)
BALANCE AT SEPTEMBER 30, 2013 (audited)	9,621,210	1,086	26,998	(28,566)	(482)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED MARCH 31, 2014 (unaudited):
Share based compensation	-	-	968	-	968
Issuance of common stock, net of issuance expenses	3,027,274	3	230	-	233
Issuance of shares for services	1,443,202	1	198	-	199
Issuance of common stock in respect of issuance of convertible notes	4,088,449	5	410	-	415
Net loss for the period	-	-	-	(2,884)	2,884))
BALANCE AT MARCH 31, 2014 (Unaudited)	18,180,135	$1,095	$28,804	$(31,450)	$(1,551)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Six months ended		2007 through
	March 31		March 31,
	2014	2013	2014
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(2,884)	$(983)	$(31,450)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Share based compensation expenses	81	104	19,014
Depreciation	1	2	6
Expenses in respect of Convertible notes and loans	38	59	157
Issuance of shares for services	152	308	6,651
Issuance of shares in respect of issuance of Convertible notes	-	-	52
Decrease (increase) in other current assets	237	(94)	136
Increase (decrease) in accounts payables	1	24	16
Increase (decrease) in other account payables	702	68	1,122
Net cash used in operating activities	(1,672)	(512)	(4,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	(70)	-	(341)
Short term investments	-	-	(7)
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	(70)	-	(357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds on account of shares	-	25	-
Loan granted	-	-	(30)
Loans received	584	299	1,280
Loan origination fee	-	-	(178)
Loans repaid	(260)	(130)	(443)
Proceeds from issuance of convertible debenture	-	-	321
Proceeds from stock issued for cash	1,386	524	3,709
Net cash provided by financing activities	1,710	718	4,667

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32)	206	14

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46	22	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14	$228	$14

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE1- BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp.. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2014 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company had approximately $14 thousand in cash and cash equivalents, approximately $1,767 thousand in negative working capital, a stockholders’ deficit of approximately $1,551 thousand and an accumulated deficit during development stage of approximately $31,450 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On December 4, 2013, the Company entered into an agreement with an investor that agreed to provide collateral in the amount of 353,200 Euro ($480,000) to enable the Company to receive a letter of credit in respect of the Company’s North Carolina Project. In consideration for providing the collateral, the investor shall be entitled to a 4% ownership stake in the North Carolina project companies and was issued, 44,248 shares of the Company’s common stock. Mr. Shlomi Palas personally guaranteed the Company’s obligations under the agreement with the investor. In addition, in accordance with the agreement, the Company issued to the investor a convertible note due on March 4, 2014 in the principal amount of 353,200 Euro bearing interest at 1% per month, payable on a monthly basis. On or after March 4, 2014, any outstanding and unpaid principal under the convertible note is convertible into the Company’s shares of common stock based on the then applicable market price of the Company’s shares. The Company and the investor have verbally agreed to extend the maturity of such convertible note indefinitely and, in the meantime, the Company continues to make 1% interest payments on a monthly basis.

On December 13, 2013 the Board of Directors of the Company approved the issuance of 424,779 shares of the Company to its Chief Executive officer, 353,982 shares to the Chairman of the Board, 353,982 shares to the Executive Vice-President and 283,186 shares to the Chief Carbon Officer and general counsel of the Company. Such shares were issued at January 9, 2014.

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

On January 9, 2014, the Company issued 265,486 shares of common stock for $25,000 in cash.

On January 9, 2014, the Company issued 345,132 shares of common stock for consulting services.

On January 9, 2014, the Company issued 17,700 shares of common stock for consulting services.

On January 26, 2014, the Company signed a subscription agreement with the non-US investor pursuant to which such investor agreed to invest an aggregate of $400,000 into the Company for the sale of 1,739,130 shares of common stock. The Company obligated to issue the non-US investor additional shares of the Company, if, six months from the date of the agreement her ownership in the Company would be reduced below 12.3%. In addition, the Company guaranteed that if on the first anniversary of the agreement, the share price of the Company common stock 0.23$ per share, the Company shall transfer the non-US investor such amount necessary to make the non-US investor whole and reimburse for any loss due to her investment.

On February 7, 2014, the Company issued an aggregate of 1,200,000 shares of our common stock to CTW – Changing the World Technologies, Ltd. (“CTW”) in exchange for (i) an investment of $77,000 (for which CTW received 385,000 shares of common stock) and (ii) the provision of financial engineering services (for which CTW received 815,000 shares of common stock).

On March 10, 2014 the Board of Directors of the Company approved the issuance of 250,000 shares of the Company to its Chief Executive officer, 220,000 shares to the Chairman of the Board, 200,000 shares to the Executive Vice-President and 180,000 shares to the Chief Carbon Officer and general counsel of the Company.

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

On September 3, 2013, Asher purchased an additional $42,500 of the Company’s 8% convertible notes.

On October 24, 2013 Asher purchased an additional $32,500 of the Company’s 8% convertible notes.

On February 18, 2014 Asher purchased an additional $63,000 of the Company’s 8% convertible notes.

On March 25, 2014 Asher purchased an additional $32,500 of the Company’s 8% convertible notes.

During March 2013 Asher converted $32,500 principal amount out of the September 3, 2013 notes for 492,253 shares of the Company common stock and the remaining $10,000 principal amount of such notes were converted after balance sheet date into 352,410 shares of the Company's common stock.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Notes

On November 5, 2013, the Company entered into agreements with three investors each providing for a bridge loan of $50,000 of which $25,000 is payable under certain conditions within 30 days of the agreement and a further $27,500 is payable on the 180th day of the date of the agreement. $25,000 of the loan amount is convertible into shares of the Company’s common stock at $0.1695 per share. As part of each agreement, the Company issued 66,371 shares of its common stock to each investor and further agreed to register 294,985 shares of common stock in the name of each investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement.

In addition, on November 5, 2013, the Company entered into an agreement with an investor providing for a bridge loan of $20,000 of which $10,000 is payable under certain conditions within 30 days of the agreement and a further $11,000 is payable on the 180th day of the date of the agreement. $10,000 of the loan amount is convertible into shares of the Company’s common stock at $0.1695 per share. As part of each agreement, the Company issued 26,548 shares of its common stock to the investor and further agreed to register 117,994 shares of common stock in the name of the investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement.

NOTE 9 – SUBSEQUENT EVENTS:

On April 11, 2014, the Company issued to Asher Enterprises Inc., $42,500 of our 8% convertible notes. The note matures on September 4, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of common stock of the Company after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If we issue shares at a price lower than the conversion price then the conversion price shall reduce to the lower price.

During April and May 2014, Asher and a non-US investor converted Asher's $32,500 principal amount out of the October 24, 2013 notes for 2,080,467 shares of the Company common stock.

On April 22, 2014 the Company signed a Consulting Services Agreement with a non-US person pursuant to which, the Company agreed to issue 4,000,000 shares of its common stock in exchange for consulting services to include, but not be limited to, advice on investor relations, public relations, transaction structuring, ongoing introductions to investors and strategic initiatives. The agreement is effective for one year commencing September 1, 2013. On April and May 2014, the Company issued 2,679,028 shares of common stock in the Company in transactions not involving a public offering under such agreement.

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

We are currently focusing on four projects for which we have signed agreements, term sheets or memoranda of understanding to own and implement such projects and which are in various stages of development:

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
•	Accra Transfer Station Waste to Energy Anaerobic Digester 10MW Plant

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the six-month period ended March 31, 2014 were $2,803,000 as compared to $913,000 for the six-month period ended March 31, 2013. The increase is mainly attributable to the increase in share-based compensation for employees and service providers and our continues investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Net Loss

As a result of the above, we incurred a net loss of $2,884,000 for the six-month period ended March 31, 2014, as compared to a net loss of $983,000 for the six-month period ended March 31, 2013.  We anticipate losses in future periods. The increase is mainly attributable to the increase in share-based compensation for employees and service providers and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

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

As of March 31, 2014, we had cash of $14,000 compared to $46,000 as of March 31, 2013. As of March 31, 2014, we had a working capital deficit of $1,767,000 compared to $573,000 as of March 31, 2013.

Net cash used in operating activities was $1,672,000 for the six months ended March 31, 2014, compared to $512,000 for the same period ended March 31, 2013. The increase of $1,160,000 in cash used in operating activities was primarily due to development expenses incurred in connection with our North Carolina and Rhode Island projects.  Currently operating costs exceed revenue. We have not generated any revenue to-date.

Net cash flows used in investing activities was $70,000 for the six months ended March 31, 2014 as compared to $0 for the same period ended March 31, 2013. The net increase in cash used in investing activities was due to payments made for our operations in our US projects as detailed above.

Net cash flows provided by financing activities was $1,710,000 for the six months ended March 31, 2014 as compared to $718,000 for the same period ended March 31, 2013. The increase in cash provided by financing activities was due to an increase in equity financing and loans received from third-parties. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to March 31, 2014 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 25% equity and 75% debt, we will require approximately $22,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 25% equity and 75% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Off-Balance Sheet Arrangements

As at March 31, 2014, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-months ended March 31, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this six-month report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended March 31, 2014. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 24, 2014, we entered into a subscription agreement to issue 1,739,130 shares of common stock to a non-US investor in exchange for an investment of $400,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

On December 2, 2013, we issued to Asher Enterprises Inc., $63,000 of our 8% convertible notes. We did not receive the $63,000 until February 18, 2014. The note matures on September 4, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of our common stock after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If we issue shares at a price lower than the conversion price then the conversion price shall reduce to the lower price. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

On March 18, 2014, we issued to Asher Enterprises Inc., $32,500 of our 8% convertible notes. The note matures on September 4, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of our common stock after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If we issue shares at a price lower than the conversion price then the conversion price shall reduce to the lower price. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

On March 20, 2014, a non-US investor invested $39,000 in the Company in exchange for 250,000 shares of common stock, which have not yet been issued and delivered to the investor.

On April 11, 2014, we issued to Asher Enterprises Inc., $42,500 of our 8% convertible notes. The note matures on September 4, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of our common stock after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If we issue shares at a price lower than the conversion price then the conversion price shall reduce to the lower price. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

On April 22, 2014 the Company signed a Consulting Services Agreement with a non-US person pursuant to which the Company agreed issue to 4,000,000 shares of its common stock in exchange for consulting services to include, but not be limited to, advice on investor relations, public relations, transaction structuring, ongoing introductions to investors and strategic initiatives. The agreement is effective for one year commencing September 1, 2013. On April and May 2014, the Company issued 2,679,028 shares of common stock in the Company in transactions not involving a public offering under such agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

ITEM 6.

No.	Description
10.1	Talya Levy-Tityun Subscription Agreement
10.2	CTW Subscription Agreement
10.3	Jelton Finance Consulting Agreement
10.4	$63,000 Convertible Note to Asher Enterprises, Inc. dated December 2, 2013
10.5	$32,500 Convertible Note to Asher Enterprises, Inc. dated March 18, 2014
10.6	Dr. Borenstein Subscription Agreement
10.7	$42,500 Convertible Note to Asher Enterprises, Inc. dated April 11, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: May 16, 2014

By:	/s/ Shlomo Zaki
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 16, 2014

