Form 10-Q
period 2014-06-30
BLUE SPHERE CORP.
filed 2014-08-19
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at August 18, 2014, there were 38,113,810 shares of common stock, par value $0.001 per share, outstanding.

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

AS OF JUNE 30, 2014

BLUE SPHERE CORP.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of June 30, 2014 and September 30, 2013	6
Statements of operations for the nine months and three months ended June 30, 2014 and 2013; and for the period from July 17, 2007 through June 30, 2014	7
Statements of changes in stockholders' deficit for the period of nine months ended June 30, 2014; and for the period from July 17, 2007 through September 30, 2013	8
Statements of cash flows for the nine months ended June 30, 2014 and 2013; and for the period from July 17, 2007 through June 30, 2014	9
Notes to interim financial statements	10 - 18

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30,	September 30,
	2014	2013
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$258	$46
Other current assets	61	286
Total current assets	319	332

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	1	3

PAYMENT ON ACCOUNT OF PROJECT	341	271
Total assets	$661	$606
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$154	$12
Accounts payables	11	16
Other accounts payable	951	420
Debentures, notes and loans	528	587
Total current liabilities	1,644	1,035

LONG TERM BANK LOAN	120	53

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2014 and September 30, 2013, Issued and outstanding: 31,381,500 shares and 9,621,210 shares at June 30, 2014 and September 30, 2013, respectively	1,107	1,086
Proceeds on account of shares	223	-
Additional paid-in capital	30,328	26,998
Accumulated deficit during the development stage	(32,761)	(28,566)
Total Stockholders’ Equity (Deficit)	(1,103)	(482)
Total liabilities and Stockholders’ Equity (Deficit)	$661	$606

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

					Cumulative
					from July 17,
	Nine months ended		Three months ended		2007 through
	June 30		June 30		June 30
	2014	2013	2014	2013	2014
	(Unaudited)		(Unaudited)		Unaudited

OPERATING EXPENSES -
General and administrative expenses *	$4,074	$1,348	$1,271	$435	$32,436
FINANCIAL EXPENSES (INCOME), net	121	108	40	38	295
	4,195	1,456	1,311	473	32,731
Other losses	-	-	-	-	30
NET LOSS FOR THE PERIOD	$4,195	$1,456	$1,311	$473	$32,761

Net loss per common share - basic and diluted	$(0.253)	$(0.317)	$(0.056)	$(0.069)

Weighted average number of common shares outstanding during the period - basic and diluted	16,566,790	4,595,150	23,539,223	6,854,123

*	In the nine months period ended June 30, 2014 and 2013 - includes $316 thousand and $113 thousand, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

				Accumulated
				deficit
	Common Stock, $0.001 Par Value		Additional paid-in	during the development	Proceeds on account of	Total Stockholders'
	Shares	Amount	Capital	stage	Shares	Equity (deficit)
COMMON STOCK ISSUED, JULY 17, 2007 (DATE OF INCEPTION)	16,815	$2	$67	$-	$-	$69
CHANGES DURING THE PERIOD FROM JULY 17, 2007 THROUGH SEPTEMBER 31, 2013 (audited):
Issuance of common stock, net of issuance expenses	3,602,402	407	702	-	-	1,109
Share split of 35:1	571,682	65	(65)	-	-	-
Common stock issued as direct offering costs	17,700	2	995	-	-	997
Share based compensation	141,820	16	18,917	-	-	18,933
Exercise of Options	220,936	24	(16)	-	-	8
Share based compensation for services	2,168,388	244	6,254	-	-	6,498
Issuance of common stock in respect of issuance of convertible notes	2,881,467	326	144	-	-	470
Net loss for the period	-	-	-	(28,566)	-	(28,566)
BALANCE AT SEPTEMBER 30, 2013 (audited)	9,621,210	1,086	26,998	(28,566)	-	(482)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED JUNE 30, 2014 (unaudited):
Proceeds on account of shares	-	-	-	-	223	223
Share based compensation	-	-	1,149	-	-	1,149
Issuance of common stock, net of issuance expenses	5,973,015	6	624	-	-	630
Issuance of shares for services	8,299,533	8	1,205	-	-	1,213
Issuance of common stock in respect of issuance of convertible notes	7,487,742	7	352	-	-	359
Net loss for the period	-	-	-	(4,195)	-	(4,195)
BALANCE AT JUNE 30, 2014 (Unaudited)	31,381,500	$1,107	$30,328	$(32,761)	223	$(1,103)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

			For the period
			From July 17,
	Nine months ended		2007 through
	June 30		June 30,
	2014	2013	2014
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(4,195)	$(1,456)	$(32,761)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	316	105	19,249
Depreciation	2	1	7
Expenses in respect of Convertible notes and loans	59	70	177
Issuance of shares for services	2,050	526	8,549
Issuance of shares in respect of issuance of Convertible notes	-	-	52
Decrease (increase) in other current assets	225	(152)	124
Increase (decrease) in accounts payables	(5)	1	108
Increase (decrease) in other account payables	526	175	849
Net cash used in operating activities	(1,022)	(730)	(3,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	(70)	(285)	(341)
Short term investments	-	(7)	(7)
Payment for purchasing of fixed assets	-	-	(9)
Net cash used in investing activities	(70)	(292)	(357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	-	-	8
Proceeds on account of shares	223	74	223
Loan granted	-	-	(30)
Loans received	1,029	564	1,725
Loan origination fee	-	-	(178)
Loans repaid	(578)	(180)	(761)
Proceeds from issuance of convertible debenture	-	-	321
Proceeds from stock issued for cash	630	765	2,953
Net cash provided by financing activities	1,304	1,223	4,261

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	212	201	258

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46	22	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258	$223	$258

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

On June 6, 2014, OEC, Tipping and Caterpillar amended and restated the Construction Financing Agreement to reflect (i) a reduction in the Debt Finance amount from $17,785,720 to $13,800,000 and (ii) an increase in the initial term loan interest rate from 6.96% to 7.88%.

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

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2014 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company had approximately $258 thousand in cash and cash equivalents, approximately $1,325 thousand in negative working capital, a stockholders’ deficit of approximately $1,103 thousand and an accumulated deficit during development stage of approximately $32,761 thousand. Management anticipates that their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company intends to adopt ASU 2014-10 in the annual financial statements as of September 30, 2014

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continue)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. We do not currently have any revenue. As such, ASU 2014-09 will not have any effect on our results of operations and financial position. If we begin generating revenue prior to the effective date of ASU 2014-09, we will evaluate the effect that ASU 2014-09 will have on our results of operations and financial position.

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

During the third quarter of 2014 the Company signed several investing agreements according to which the Company issued 880,000 shares of common stock the Company for total consideration of $109,721 in cash. In addition, the Investors received options to purchase 822,500 shares of common stock of the Company for an exercise price of 0.10 cent per share.

During the third quarter of 2014 the Company signed several investing agreements according to which the Company issued 759,041 shares of common stock the Company for total consideration of $77,127 in cash. In addition, the Investors received options to purchase 759,041 shares of common stock of the Company for an exercise price of 0.10 cent per share and 759,041 shares of common stock of the Company for an exercise price of 0.13 cent per share.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES (continue):

During the third quarter of 2014 the Company signed several investing agreements according to which the Company issued 352,805 shares of common stock the Company for total consideration of $98,784 in cash. In addition, the Investors received options to purchase 352,805 shares of common stock of the Company for an exercise price of 0.60 cent per share.

On June 1, 2014 the Company signed investing agreements with a third party according to which the Company issued 179,856 shares of common stock the Company for total consideration of $28,874 in cash. In addition, the Investor received options to purchase 179,856 shares of common stock of the Company for an exercise price of 0.25 cent per share.

During the third quarter of 2014 the Company signed several investing agreements according to which the Company issued 199,039 shares of common stock the Company for total consideration of $19,904 in cash. In addition, the Investors received options to purchase 199,039 shares of common stock of the Company for an exercise price of 0.13 cent per share and 199,039 shares of common stock of the Company for an exercise price of 0.16 cent per share.

On May 1, 2014 the Company signed an agreement with a consultant according to which the consultant would provide investor relations services for a period of 12 month. Based on the agreement the Company issued the consultant 300,000 shares of the Company and 1,500,000 options to purchase shares of the Company at an exercise price of 0.10 cent per share. The options expire after 5 years. In addition, the Company agreed to issue 500,000 additional shares upon fulfillment of other conditions set in the agreement. The Company evaluated the Value of the 300,000 shares and 1,500,000 options issued at $90,000 and $151,434, respectively.

On May 2, 2014 the Company signed an agreement with a consultant according to which the consultant would provide investor relations services for a period of 12 month. Based on the agreement the Company issued the consultant 211,084 shares of the Company. The Company evaluated the Value of the 211,084 shares at $41,518.

On May 25, 2014 the Company signed an agreement with a consultant according to which the consultant would provide investor relations services for a period of 6 month. Based on the agreement the Company issued the consultant 350,000 shares of the Company and 350,000 warrants to purchase shares of the Company at an exercise price of 0.20 cent per share. The options expire after 6 month. In addition, the Company agreed to issue 150,000 additional shares after 6 month from the date of the agreement for no consideration and additional 150,000 shares for $0.20 per share, and pay the consultant NIS 18,000 per month during the agreement term. The Company evaluated the Value of the 300,000 shares at $54,600. In addition the company recorded an expense related to the warrants issued of $28,310.

On March 5, 2014 Eastern Institutional Funding, LLC purchased $68,750 of our 20% notes due one year from such date that are convertible into shares of our common stock at a discount of 50% from the lowest trade price over the last 20 days from the date of conversion. On March 21, 2014, Capitoline Ventures II, LLC purchased $68,750 of our 20% notes due one year from such date that are convertible into shares of our common stock at a discount of 50% from the lowest trade price over the last 20 days from the date of conversion. As of June 30, 2014 the Company issued 5,114,073 shares of common stock in respect of the above notes and the remaining 1,320,000 shares were issued after balance sheet date.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES (continue):

On April 22, 2014 the Company signed a Consulting Services Agreement with a non-US person pursuant to which, the Company agreed to issue 4,000,000 shares of its common stock in exchange for consulting services to include, but not be limited to, advice on investor relations, public relations, transaction structuring, ongoing introductions to investors and strategic initiatives. The agreement is effective for one year commencing September 1, 2013. During the third quarter of 2014, the Company issued 3,350,000 shares of common stock in the Company in transactions not involving a public offering under such agreement.

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

On June 18, 2014 the Company signed an advisory board agreement with an accredited investor according to which the investor will serve on the Company’s advisory board for a period of one year from the date of the agreement unless otherwise extended by the parties. For his services, the advisor shall receive 150,000 shares of the Company’s common stock. 75,000 of such shares vest on the date of agreement and then in three quarterly 25,000 shares, beginning 90 days from the date of the agreement. In addition the advisor shall receive 150,000 warrants of the Company's common stock. The warrants shall vest in 4 equal amounts over a period of twelve (12) months, the initial amount vesting on the agreement date. The warrants will allow the director to purchase the common stock of the Company for a period of 3 years from the agreement date. The warrants shall be exercisable in the following amounts: 1/3 at .30 a share, 1/3 at .40 a share, and 1/3 at .50 a share. In the event the advisor ceases to be a member of Board at any time during the vesting period for any reason, then any unvested warrants or unvested shares shall be irrefutably forfeited. On July 10, 2014 the Company issued 75,000 shares on account of such agreement.

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

On September 3, 2013, Asher purchased an additional $42,500 of the Company’s 8% convertible notes.

On October 24, 2013 Asher purchased an additional $32,500 of the Company’s 8% convertible notes.

On February 18, 2014 Asher purchased an additional $63,000 of the Company’s 8% convertible notes.

On March 25, 2014 Asher purchased an additional $32,500 of the Company’s 8% convertible notes.

During March and April 2014, Asher converted $32,500 principal amount out of the September 3, 2013 notes for 844,663 shares of the Company common stock .

On April 11, 2014, the Company issued to Asher Enterprises Inc., $42,500 of our 8% convertible notes. The note matures on September 4, 2014 and bears interest at 8% per annum increasing to 22% in the case of default. The note is convertible into shares of common stock of the Company after 180 days at a 58% discount of the average of the lowest three closing price in the ten days prior to conversion. If the Company issues shares at a price lower than the conversion price then the conversion price shall reduce to the lower price.

During April and May 2014, Asher and a non-US investor converted Asher's $32,500 principal amount out of the October 24, 2013 notes for 578,057 shares of the Company common stock.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Notes

On November 5, 2013, the Company entered into agreements with three investors each providing for a bridge loan of $50,000 of which $25,000 is payable under certain conditions within 30 days of the agreement and a further $27,500 is payable on the 180th day of the date of the agreement. $25,000 of the loan amount is convertible into shares of the Company’s common stock at $0.1695 per share. As part of each agreement, the Company issued 66,371 shares of its common stock to each investor and further agreed to register 294,985 shares of common stock in the name of each investor. Mr. Shlomi Palas personally guaranteed the obligations of the company under each agreement. On July 24, 2014 the investors elected to convert their loan balance into Company's shares and the Company issued 183,333 shares to each of the investors.

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

NOTE 9 – SUBSEQUENT EVENTS:

On July 3, 2014 the Company issued 1,250,000 shares of common stock the Company for total cash consideration of $75,000.

On July 29, 2014 the Company issued 144,054 shares of common stock the Company for total cash consideration of $35,522. In addition, the Investor received options to purchase 144,054 shares of common stock of the Company for an exercise price of 0.32 cent per share.

During July 2014, the Company issued a non-US investor 543,371 shares of common stock of which 190,000 were issued pursuant to a convertible loan agreement dated June 2013.  The balance, 353,371, were issued to such investor by mistake.  The Company is taking action to remedy this mistake.

During July 2014, the Company issued a non-US investor 1,070,000 shares of common stock of which 650,000 were issued pursuant to the April 22, 2014 Consulting Services Agreement signed with the non-US person.  The balance, 420,000, were issued to such investor by mistake.  The Company is taking action to remedy this mistake.

At April and June 2014 the Company signed three agreements with a no-US investor who provided the Company with several loans amounted to $110,000, according to which the investor will convert his balance of loans into 990,762 shares of common stock of the Company. Such shares have not yet been issued.

On July 24, 2014 the Company issued a consultant, 400,000 shares of common stock of the Company under his September 10, 2013 consulting agreement. In addition, on July 24, 2014 the Company issued 159,294 shares of common stock of the Company under its December 13, 2013 the Board resolution.

BLUE SPHERE CORP.

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS (continue)

Between August 4, 2014 and August 18, 2014, we issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $807,750 for an aggregate purchase price of $760,250, net of expenses incurred in connection of such notes.

The Notes mature one-year from the date of issuance and accrue interest at rates ranging from 8% to 12% per annum and in an event of default, the Notes bear interest at rates ranging from 12% to 22% per annum. The Notes may generally be converted into shares of our common stock at conversion prices ranging from 42% to 45% discounts to our lowest closing prices during periods in proximity to the time of conversion except that in the case of Notes in the principal amount of $235,250, the discount increases to 52% in the case of a DTC “chill”.

The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under certain of the Notes if the Company are delinquent in its filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, its common stock is not DWAC eligible or if it have to restate its financial statements in any material respect. In the event of an event of default the Notes may become immediately due and payable at premiums to the outstanding principal. The Notes also provide that if shares issuable upon conversion of the Notes are not timely delivered in accordance with the terms of the Notes then we shall be subject to certain cash or share penalties that increase proportionally to the duration of the delinquency up to certain maximums.

The Notes may be prepaid at premiums to the outstanding principal during the term of the Notes except that the Notes in the principal amount of $235,250 may not be prepaid after six months from issuance.

The Company paid aggregate commissions of $42,000 to Carter Terry & Company (“Carter Terry”), a registered broker-dealer, in connection with the issuance of Notes in the aggregate principal $572,500. In addition, Carter Terry is entitled to receive 100,000 shares of our common stock and a further amount of shares of our common stock equal to 4% of capital raised by them divided by the closing price of our common stock on the date of close.

Additional covenants, representations, and warranties between the parties are included in the Notes and accompanying Securities Purchase Agreements that were entered into.

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

General and administrative expenses

General and administrative expenses for the nine-month period ended June 30, 2014 were $4,074,000 as compared to $1,348,000 for the nine-month period ended June 30, 2013. The increase is mainly attributable to the increase in share-based compensation for employees and service providers and our continues investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Net Loss

As a result of the above, we incurred a net loss of $4,195,000 for the nine-month period ended June 30, 2014, as compared to a net loss of $1,456,000 for the nine-month period ended June 30, 2013.  We anticipate losses in future periods. The increase is mainly attributable to the increase in share-based compensation for employees and service providers and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

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

As at June 30, 2014, we had cash of $258,000 compared to $46,000 as of June 30, 2013. As at June 30, 2014, we had a working capital deficit of $1,325,000 compared to $703,000 as of June 30, 2013.

Net cash used in operating activities was $1,022,000 for the nine months ended June 30, 2014, compared to $730,000 for the same period ended June 30, 2013. The increase of $292,000 in cash used in operating activities was primarily due to development expenses incurred in connection with our North Carolina and Rhode Island projects.  Currently operating costs exceed revenue. We have not generated any revenue to-date.

Net cash flows used in investing activities was $70,000 for the nine months ended June 30, 2014 as compared to $292,000 for the same period ended June 30, 2013. The net decrease in cash used in investing activities was due to payments made during the nine months ended June 30, 2013 for our operations in our US projects as detailed above.

Net cash flows provided by financing activities was $1,304,000 for the nine months ended June 30, 2014 as compared to $1,223,000 for the same period ended June 30, 2013. The increase in cash provided by financing activities was due to an increase in equity financing and loans received from third-parties. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to June 30, 2014 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 25% equity and 75% debt, we will require approximately $22,000,000 in additional capital to make equity investments in each of our projects. There is no assurance that we will be successful in financing our projects with 25% equity and 75% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Off-Balance Sheet Arrangements

As at June 30, 2014, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine-months ended June 30, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this nine-month report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended June 30, 2014. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 5, 2014 Eastern Institutional Funding, LLC purchased $68,750 of our 20% notes due one year from such date that are convertible into shares of our common stock at a discount of 50% from the lowest trade price over the last 20 days from the date of conversion. These notes were fully converted into shares of our common stock during the third quarter of 2014.

On March 21, 2014, Capitoline Ventures II, LLC purchased $68,750 of our 20% notes due one year from such date that are convertible into shares of our common stock at a discount of 50% from the lowest trade price over the last 20 days from the date of conversion. These notes were fully converted into shares of our common stock by July 8, 2014.

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

On April 22, 2014, the Company signed a consulting services agreement with a non-US person pursuant to which the Company agreed issue to 4,000,000 shares of its common stock in exchange for consulting services to include, but not be limited to, advice on investor relations, public relations, transaction structuring, ongoing introductions to investors and strategic initiatives. The agreement is effective for one year commencing September 1, 2013. All 4,000,000 shares under such agreement have been issued to-date in transactions not involving a public offering.

On May 1, 2014, the Company signed an agreement with a consultant pursuant to which the consultant would provide investor relations services for a period of 12 months. Pursuant to the agreement, the Company issued the consultant 300,000 shares and 1,500,000 options to purchase shares of the Company at an exercise price of 0.10 cent per share. The options expire after 5 years.

On May 2, 2014, the Company signed an agreement with a consultant pursuant to which the consultant agreed to provide investor relation services for a period of 12 months. Based on the agreement, the Company issued the consultant 211,084 shares of common stock.

On May 19, 2014, the Company issued a non-US person 291,666 shares of common stock for cash consideration of $35,000 in a transaction not involving a public offering.

On May 25, 2014, the Company signed an agreement with a consultant pursuant to which the consultant agreed to provide investor relation services for a period of 6 months. Pursuant to the agreement, the Company issued the consultant 350,000 shares of common stock and 350,000 warrants to purchase shares of common stock at an exercise price of $0.20 per share. The warrants expire after 6 month. In addition, the Company agreed to issue 150,000 additional shares after six months from the date of the agreement for no consideration and 150,000 for $0.20 per share, and pay the consultant NIS 18,000 plus VAT per month during the term of the agreement to be paid in one lump sum at the end of the term of the agreement. The Company has the option to convert NIS 36,000 of the total amount payable into shares of common stock of the Company at the price per common share on the OTCBB on the date of conversion.

On June 1, 2014, the Company issued to certain non-US persons 2,470,125 warrants to purchase common shares at a strike price of $0.10 valid for six months from the date thereof in a transaction not involving a public offering.

On June 1, 2014, the Company issued to certain non-US persons 970,125 warrants to purchase common shares at a strike price of $0.13 valid for one year from the date thereof in a transaction not involving a public offering.

On June 1, 2014, the Company issued to certain non-US persons 880,000 warrants to purchase common shares at a strike price of $0.10 valid for one year from the date thereof in a transaction not involving a public offering.

On June 1, 2014, the Company signed investment agreements with third-parties pursuant to which the Company issued 179,856 shares of its common stock for total consideration of $28,874 in cash. In addition, the investors received options to purchase 179,856 shares of common stock of the Company at an exercise price of 0.25 cent per share.

On June 1, 2014, the Company issued a non-US person 119,875 shares of common stock for cash consideration of $14,327 in a transaction not involving a public offering.

On June 2, 2014, the Company issued to a non-US person 109,039 common shares for cash consideration of $10,904 in a transaction not involving a public offering.

On June 2, 2014, the Company issued to a non-US person 90,000 common shares for cash consideration of $9,000 in a transaction not involving a public offering.

On June 2, 2014, the Company issued to a non-US person 160,000 common shares for cash consideration of $12,800 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 10,325 shares of common stock and 10,325 warrants to purchase 10,325 shares of common stock at a strike price of $0.60 valid for one year to a non-US person in exchange for cash consideration of $2,889.

On June 9, 2014, the Company issued to a non-US person 15,468 shares of common stock and 15,468 warrants to purchase 15,468 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $4,334.

On June 9, 2014, the Company issued to a non-US person 35,715 shares of common stock and 35,715 warrants to purchase 35,715 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $10,000.

On June 9, 2014, the Company issued to a non-US person 80,000 warrants to purchase 80,000 shares of common stock at a strike price of $0.10 valid for one year in exchange for cash consideration of $10,000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 15,357 shares of common stock and 15,357 warrants to purchase 15,357 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $4,300 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 18,000 shares of common stock and 18,000 warrants to purchase 18,000 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $5,040 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 10,314 shares of common stock and 10,314 warrants to purchase 10,314 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $2,888 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 17,858 shares of common stock and 17,858 warrants to purchase 17,858 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $5,000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 15,000 shares of common stock and 15,000 warrants to purchase 15,000 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $4,200 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 35,714 shares of common stock and 35,714 warrants to purchase 35,714 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $10,000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 14,285 shares of common stock and 14,285 warrants to purchase 14,285 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $4,000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 14,285 shares of common stock and 14,285 warrants to purchase 14,285 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $,4000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 10,321 shares of common stock and 10,321 warrants to purchase 10,321 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $2,890 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 17,857 shares of common stock and 17,857 warrants to purchase 17,857 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $5,000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 17,857 shares of common stock and 17,857 warrants to purchase 17,857 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $5,000 in a transaction not involving a public offering.

On June 9, 2014, the Company issued to a non-US person 10,000 shares of common stock and 10,000 warrants to purchase 10,000 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $2,800 in a transaction not involving a public offering.

On June 18, 2014, the Company issued to a non-US person 80,000 warrants to purchase 80,000 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $22,400 in a transaction not involving a public offering.

On June 18, 2014, the Company issued to a non-US person 4,125 shares of common stock and 4,125 warrants to purchase 4,125 shares of common stock at a strike price of $0.60 valid for one year in exchange for cash consideration of $1,155 in a transaction not involving a public offering.

On June 18, 2014, the Company signed an advisory board agreement with an accredited investor according to which the investor will serve on the Company’s advisory board for a period of one year from the date of the agreement unless otherwise extended by the parties. For such services, the advisor shall receive 150,000 shares of the Company’s common stock. 75,000 of such shares vest on the date of the agreement and then 25,000 shares per quarter over three quarters starting 90 days from the date of the agreement. In addition the advisor received 150,000 warrants of the Company's common stock. The warrants shall vest in four equal amounts over a period of twelve (12) months with the initial amount vesting on the agreement date. The warrants will allow the director to purchase the common stock of the Company for a period of three years from the agreement date. The warrants shall be exercisable in the following amounts: 1/3 at .30 a share, 1/3 at .40 a share, and 1/3 at .50 a share. In the event the advisor ceases to be a member of Board at any time during the vesting period for any reason, then any unvested warrants or unvested shares shall be forfeited. On July 10, 2014 the Company issued 75,000 shares pursuant to such agreement.

On July 9, 2014, the Company issued to a non-US person 5,327 shares of common stock for cash consideration of $1,500 in a transaction not involving a public offering

On July 9, 2014, the Company issued to a non-US person 183,333 shares of common stock for cash consideration of $27,800 in a transaction not involving a public offering

On July 9, 2014, the Company issued to a non-US person 144,054 shares of common stock for cash consideration of $34,522 in a transaction not involving a public offering.

On July 15, 2014, the Company issued to a non-US person 183,333 shares of common stock for cash consideration of $27,800 in a transaction not involving a public offering.

During July 2014, the Company issued a non-US investor 543,371 shares of common stock of which 190,000 were issued pursuant to a convertible loan agreement dated June 2013.  The balance of 353,371 was issued to such investor by mistake.  The Company plans on taking action to remedy this mistake.

During July 2014, the Company issued a non-US investor 1,070,000 shares of common stock of which 650,000 were issued pursuant to an April 22, 2014 consulting services agreement signed with such non-US person.  The balance of 420,000 was issued to such investor by mistake.  The Company plans on taking action to remedy this mistake.

At April and June 2014, the Company signed three agreements with a non-US investor who provided the Company with several loans amounting to $110,000. Such investor has the right to convert his balance of loans into 990,762 shares of common stock of the Company. Such shares have not yet been issued.

On July 24, 2014, the Company issued a consultant 400,000 shares of common stock of the Company under a September 10, 2013 consulting agreement.

In July 2014, the Company issued a non-US person 1,250,000 shares of common stock for cash consideration of $75,000 in a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

In May 2014, the Company appointed Yigal Brosh director.

Subsequent Events Disclosure

Between August 4, 2014 and August 18, 2014, the Company issued convertible promissory notes to accredited investors in an aggregate principal amount of $807,750 for an aggregate purchase price of $760,250.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”:

Between August 4, 2014 and August 18, 2014, we issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $807,750 for an aggregate purchase price of $760,250.

The Notes mature one-year from the date of issuance and accrue interest at rates ranging from 8% to 12% per annum and in an event of default, the Notes bear interest at rates ranging from 12% to 22% per annum. The Notes may generally be converted into shares of our common stock at conversion prices ranging from 42% to 45% discounts to our lowest closing prices during periods in proximity to the time of conversion except that in the case of Notes in the principal amount of $235,250, the discount increases to 52% in the case of a DTC “chill”.

The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under certain of the Notes if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, our common stock is not DWAC eligible or if we have to restate our financial statements in any material respect. In the event of an event of default the Notes may become immediately due and payable at premiums to the outstanding principal. The Notes also provide that if shares issuable upon conversion of the Notes are not timely delivered in accordance with the terms of the Notes then we shall be subject to certain cash or share penalties that increase proportionally to the duration of the delinquency up to certain maximums.

The Notes may be prepaid at premiums to the outstanding principal during the term of the Notes except that the Notes in the principal amount of $235,250 may not be prepaid after six months from issuance.

We paid aggregate commissions of $42,000 to Carter Terry & Company (“Carter Terry”), a registered broker-dealer, in connection with the issuance of Notes in the aggregate principal $572,500. In addition, Carter Terry is entitled to receive 100,000 shares of our common stock and a further amount of shares of our common stock equal to 4% of capital raised by them divided by the closing price of our common stock on the date of close.

Additional covenants, representations, and warranties between the parties are included in the Notes and accompanying Securities Purchase Agreements that were entered into.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the Securities Purchase Agreements and Notes, which will be filed as exhibits to our Form 10-K for the 12 months ending September 30, 2014.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 6.

No.	Description
10.1	Form of subscription agreement*
10.2	Form of warrant agreement*
10.3	$42,500 Convertible Note to Asher Enterprises, Inc. dated April 11, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

*The subscription agreements and warrant agreements were identical in form and substance except for the amounts of shares and warrants to be issued and the amount of payment therefor, which are disclosed above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 18, 2014

By:	/s/ Shlomo Zaki
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 18, 2014

