Form 10-K
period 2014-09-30
BLUE SPHERE CORP.
filed 2015-01-13
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.  000-55127

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

Securities registered pursuant to Section 12(g) of the Exchange Act of 1934: Common Stock, $0.001 per share

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

Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

(Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,260,195 based upon the closing sales price of the registrant’s common stock.  For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:   As at January 13, 2015, there were 51,486,338 shares of common stock, par value $0.001 per share issued and outstanding.

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

PART I

Item 1.   Business

Overview

We are primarily a project integrator in the clean energy production and organics to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, organics to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We believe that these markets have tremendous potential insofar as there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. Not only is there a virtually endless supply of waste and organic material, but in most, if not all cases, disposing of such waste and material in most parts of the world today is a costly problem with an environmentally-damaging solution, such as landfilling. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently focusing on (i) thirteen projects for which we have signed either agreements, letters of intent or memoranda of understanding to own and implement such projects and which are in various stages of development and (ii) a recently acquired fast charging battery technology.

Projects

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant
•	Marlborough, MA Waste to Energy Anaerobic Digester 5.0 MW Plant

Italy

•	Soc. agr. AGRICERERE srl – Tromello (Pavia) 999 KW Plant
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia) 999 KW Plant
•	Soc. agr. AGRISORSE srl - Garlasco (Pavia) 999 KW Plant
•	Soc. agr. GEFA srl – Dorno (Pavia) 999 KW Plant
•	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia) 999 KW Plant
•	Soc. agr. ER srl – Aprilia (Latina) 999 KW Plant
•	Soc. agr. BIOENERGIE SRL – Aprilia (Latina) 999 KW Plant

Israel

•	Ramat Chovav Waste to Energy Anaerobic Digester 5.0 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
•	Accra Transfer Station Waste to Energy Anaerobic Digester 6MW Plant

US Projects

North Carolina and Rhode Island Projects

On October 19, 2012, we signed definitive project agreements in respect of both the North Carolina and Rhode Island sites with Orbit Energy, Inc. (“Orbit”) pursuant to which we would be entitled to full ownership of each of the entities that owns the rights to implement the respective projects (Orbit Energy Charlotte, LLC in the case of the North Carolina project (“OEC”) and Orbit Energy Rhode Island, LLC in the case of the Rhode Island project (“OERI”) subject to the satisfaction of certain conditions.

On December 4, 2013, we signed purchase orders and made down-payments for a biosqueeze system for the pre-treatment of organic solid waste for the North Carolina project and a heat exchanger for the pre-heating of the organic feedstock entering into the anaerobic digester to ensure a constant temperature for the Rhode Island project. We continued work on this equipment until March 2014 when we were forced to suspend work due to lack of funding.

On November 19, 2014, we signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to us in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. We also agreed to use high solid anaerobic digester units designed by Orbit and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 subject to certain conditions. The Amended OEC Purchase Agreement provides that we had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2014 upon payment of $75,000 (which we made). If we do not pay the development fee and reimbursement amount by January 15, 2014, then ownership of the OEC will automatically revert back to Orbit.

On January 7, 2015, we signed an amended and restated purchase agreement for the Rhode Island project (the “Amended OERI Purchase Agreement”). Subject to the terms of the Amended OERI Purchase Agreement, Orbit transferred full ownership of OERI to us in exchange for a development fee of $300,000, reimbursement of $86,432 and an amount equal to 30% of the distributable cash flow from the Rhode Island project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. We also agreed to use high solid anaerobic digester units designed by Orbit and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 subject to certain conditions. The Amended OERI Purchase Agreement provides that we have until January 22, 2015 to pay Orbit the development fee and reimbursement amount, which may be extended to February 28, 2015 upon payment of $31,000. If we do not pay the development fee and reimbursement amount by January 22, 2015, or February 28, 2015 if extended, then ownership of OERI will automatically revert back to Orbit.

One of the conditions to our acquisition of the Rhode Island project is receipt of consent to change of control over OERI from Orbit to our designee from the Narragansett Electric Company d/b/a National Grid (“NG”). On December 22, 2014, NG consented to change of control to our designee (the “Consent”) and extended certain milestone dates in the PPA (defined below). The Consent has to be approved by the Rhode Island Public Utilities Commission (“RIPUC”). We expect the RIPUC to issue such approval in the first quarter of 2015, although there is no assurance it will do so. If it does not issue such approval for any reason, we will be unable to implement the Rhode Island project.

To date, OEC and OERI have signed and binding power purchase agreements and amendments thereto (“PPAs”) in respect of both the North Carolina and Rhode Island projects, respectively. The term of the PPA for the North Carolina project is until 2028 and the PPA requires, among other thing things, that OEC commence commercial operation by August 31, 2015. If OEC fails to meet this deadline, OEC will be required to pay liquidated damages of $200,000. OEC will then have the option to extend the commercial operation deadline until September 30, 2015 for a further payment of $200,000. The term of the PPA for the Rhode Island project is 15 years from the commencement of commercial operation with an option to extend (on the part of purchaser of the electricity) for 6 years.  OERI is required, among other things, to meet certain milestones during 2014 and commence commercial operation by September 1, 2015. Certain of these milestones have not been met and OERI is currently in negotiations to extend the milestone deadlines but there can be no assurance that such deadlines will be extended on terms acceptable to OERI, or at all in which case the PPA may terminate. There is no assurance that OEC or OERI will be able to meet their respective commercial operation deadlines or that other conditions and terms of the PPAs will be met.

OEC has entered into a feedstock letter of intent in respect of the North Carolina project providing 100 tons a day of organic feedstock.  The North Carolina project requires 400 tons of organic feedstock on a daily basis.  OERI has entered into a feedstock supply letter of intent in respect of 100-200 tons a day of organic feedstock and one feedstock supply definitive agreement in respect of 50-100 tons a day for the Rhode Island project. The Rhode Island project requires 220 tons a day of organic feedstock.  OEC and OERI are working with other suppliers of organic waste to locate other sources of organic feedstock for both the North Carolina and Rhode Island projects so that they have multiple suppliers for amounts of feedstock in excess of the requirements for each site. Certain feedstock supply agreements and letters of intent that were entered into previously either expired or cannot be relied on for various reasons.

On May 15, 2013, McGill Environmental Systems of NC, Inc., a market leader in the compost industry (“McGill”), signed a 10-year compost off-take agreement in respect of each of the Rhode Island and North Carolina projects.  The compost to be purchased by McGill will comprise the digestate that is leftover from the anaerobic digestion process at each plant. The agreement in respect of the Rhode Island project expires if a production rate of at least 30 tons per day of compost is not generated by May 15, 2015.

On October 29, 2013, OEC, Tipping, LLC (“Tipping”) and Caterpillar Financial Services Corporation (“Caterpillar”) entered into a Construction Financing Agreement (the “Construction Financing Agreement”). Tipping, LLC is a wholly-owned subsidiary of the Company formed for the purpose of signing feedstock supply agreements for the North Carolina project.

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

CAT’s obligation to provide the Debt Finance in respect of the project is subject to (among other things):

-	satisfactory completion of due diligence on the proposed equipment, procurement and construction (“EPC”);

-	contractor for the Project and approval of the EPC agreement;

-	entry into further definitive documentation, including, but not limited to, security documents granting CAT liens over and rights in the project;

-	receipt in cash of 100% of the amount of equity financing in respect of the Project, which is currently set at $6,000,000 plus a letter of credit in the amount of $1,500,000 to fund certain reserve obligations;

-	transfer of $5,000,000 in renewable energy investment tax credit proceeds provided for under Section 48 of the Internal Revenue Code;

-	receipt of all required permits for construction and operation of the plant;

-	transfer of all project companies to the Company and its affiliates;

-	delivery to CAT by the EPC contractor of a performance bond in the amount of $12,000,000;

-	receipt of a performance guarantee by the EPC contractor ensuring that the Project will produce no less than 90% of the project’s nameplate capacity of electricity;

-	delivery to CAT by the EPC contractor of an insurance policy covering such performance guarantee;

-	payment of all labor or materials furnished by the EPC contractor’s laborers and sub-contractors;

-	delivery to CAT of feedstock supply agreements in sufficient quantity to provide for the payment of 105% of all amounts to be paid to CAT under the Construction Financing Agreement;

-	delivery to CAT of an compost off-take agreement;

-	absence of any liens or claims in respect of the project;

-	purchase of and clean title on the project site;

-	satisfactory completion of environmental due diligence;

-	satisfactory completion of due diligence on the party to operate the project;

-	compliance with all legislation, rules and regulations applicable to the project;

-	no litigation threatened or pending in respect of the project;

-	payment of all taxes and claims in respect of the project;

-	evidence of all required insurance policies being in full force and effect; and

-	ongoing compliance with all representations and warranties under the Construction Financing Agreement.

Satisfaction of the foregoing conditions is subject to the full and absolute discretion of CAT.

On June 6, 2014, OEC and CAT entered into an Amended and Restated Construction Financing Agreement (“Amended Financing Agreement”) pursuant to which, CAT agreed as follows:

-	increased the amount of equity investment required for the North Carolina project to $8,000,000 plus a reserve of $1,500,000;

-	decreased the maximum loan amount to $13,800,000;

-	increased interest on the construction loan component of the Debt Finance to LIBOR for deposits in dollars for a term of three months plus a margin of 6.06%; and

-	CAT’s commitment to provide Debt Finance terminates upon the earlier of (i) January 1, 2015 if the conditions precedent for the initial advance have not been satisfied and CAT elects to terminate the Amended Financing Agreement, (ii) October 1, 2015, and (iii) the date that either CAT or OEC terminates the Amended Financing Agreement under its terms.

OEC did not satisfy the conditions precedent to the initial advance of the Debt Finance by January 1, 2015. As such, CAT has a right to terminate the Amended Financing Agreement by providing written notice thereof to us. As of the date hereof, we have not received any such notice. We are currently considering negotiating with CAT to extend its commitment to provide Debt Finance to a later date.

In 2013, we had entered into an operating agreement with an investor in respect of the equity portion of the North Carolina project’s financing requirements. In October 2014, such investor informed us that it was no longer able to invest any funds in the North Carolina project.

We are now conducting negotiations with other equity investors. There is no assurance that we will secure equity financing for the North Carolina project in a timely manner or at all. We are also conducting negotiations with investors for the Rhode Island project. There is no assurance that we will secure equity financing for the Rhode Island project in a timely manner or at all.

There is no assurance that we will consummate of the North Carolina or Rhode Island projects or that project financing will be available in a timely manner or at all. Accordingly, there is no assurance that we will implement these projects in a timely manner or at all.

Italian Projects

In September 2014, we entered into a letter of intent to acquire Kinexia S.p.A.’s right, interest and title in, to and under four biogas projects in the Vigevano area in Italy for a purchase price of 1,190,000 Euros per project (the “Purchase Price”). Kinexia owns 70% of each project. Our obligation to complete such acquisition is subject to the (i) satisfactory completion of due diligence, (ii) receipt of approval for the change of control from each project’s lender and (iii) entry into a definitive agreement in respect of each project. Each plant has an agreement in place with a local utility to sell its power production. We are currently conducting due diligence in respect of each project and, in parallel, are negotiating an EBITDA guarantee agreement from the projects’ proposed operator and have entered into a term sheet in respect of financing a portion of the purchase price for certain of these projects.

The letter of intent also provides for the purchase of three additional biogas projects in the Emillia-Romagna and Lazio regions upon the same principals set forth in the letter of intent and subject to agreement. We are also evaluating several other operating projects in Italy for acquisition.

There is no assurance that we will enter into a signed definitive agreement for the purchase of the Kinexia projects, that we will consummate the purchase of any of the Kinexia projects or that project financing will be available in a timely manner or at all. Accordingly, there is no assurance that we will implement these projects in a timely manner or at all.

Israel Project

In September 2014, we signed a memorandum of understanding (“MoU”) to develop a 5 MW biogas project together with an Israeli State-owned company in Israel. The MoU contemplates that the Israeli State-owned company will lease a suitable site for the project and will perform maintenance service for the project. The MoU further contemplates that after the project is in operation for three years, the Israeli State-owned company has the option to purchase up to a 50% ownership stake in the project at the then fair market value.

According to Israeli law, the Israel Electric Company is obligated to purchase the power produced from this project and, as such, a long-term power purchase agreement at a favorable rate is expected to be entered into over the coming mont

We are currently conducting development activities in respect of this project.

There is no assurance that we will enter into a signed definitive agreement for the purchase of the Israeli project, that we will consummate the purchase of the Israeli project or that project financing will be available in a timely manner or at all. Accordingly, there is no assurance that we will implement this project in a timely manner or at all.

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

There is no assurance that we will enter into a signed definitive agreement for the purchase of the Oti project, that we will consummate the purchase of the Oti project or that project financing will be available in a timely manner or at all. Accordingly, there is no assurance that we will implement this project in a timely manner or at all.

Accra Project

In August 2013, we signed a memorandum of understanding with JSO in respect of a 700-ton per day anaerobic digester plant to be constructed and operated on the site of a Accra’s only transfer station, which is expected to commence operation in the first quarter of 2016. The transfer station operation will sort the waste, remove inorganic materials and deliver to the anaerobic digester plant the left-over organic waste.  We are currently in negotiations with respect to a 25-year lease for the site, 25-year feedstock supply agreement and a 25-year power purchase agreement for the power to be produced from the project.

There is no assurance that we will enter into a signed definitive agreement for the purchase of the Accra project, that we will consummate the purchase of the Accr a project or that project financing will be available in a timely manner or at all. Accordingly, there is no assurance that we will implement this project in a timely manner or at all.

Fast Charging Battery Technology

We recently decided to enter into the fast-charging battery space and on October 31, 2014 entered into a license agreement with Nanyang Technological University based in Singapore (“NTU”) pursuant to which NTU granted us a perpetual, exclusive (even as to NTU), worldwide, royalty-bearing license, with rights to sublicense, to certain of its intellectual property and know-how (the “Licensed Technology”) relating to fast-charging lithium-ion batteries to develop, have developed, manufacture, have manufactured, import, export, use, market, offer for sale, sell, have sold and otherwise commercialize and exploit the same or any product to be produced based on the Licensed Technology in in the field of (i) consumer electronics including without limitation, wearable electronics, mobile phones, smart devices and electric batteries, including rechargeable and non-rechargeable batteries and (ii) electric vehicles and to use the Licensed Technology for such purpose.

In exchange for the grant of license, we are obligated, among other things, to (i) use our best efforts to make a commercial sale in consumer electronics and electric vehicles within four years (or five years upon payment of $25,000 to NTU) and (ii) make the following payments to NTU:

-	10,000 Singapore dollars (“SD”) upon signing the license agreement;
-	SD 50,000 upon production of a non-laboratory scale prototype;
-	SD 50,000 upon the first commercial sale;
-	a royalty of 3.5% of net sales of any product covered by the license agreement; and
-	a royalty of 15% of all sub-license revenue except in the case of sub-license revenue from entities affiliated with BSC in which case the amount to be paid shall be the greater of 15% of all sublicense revenue or 3.5% of net sales, whichever is greater.

If we fail to meet our performance milestones, then NTU will have the right to convert the license from exclusive to non-exclusive in respect of the relevant field of use (i.e., consumer electronics and electric vehicles).

Ownership of the Licensed Technology belongs to NTU. Ownership of modifications, enhancements, improvements and derivatives of the Licensed Technology developed solely by us shall belong to us. Ownership of modifications, enhancements, improvements and derivatives of the Licensed Technology developed jointly by the Company and NTU shall jointly belong to the Company and NTU in equal and undivided shares.

We are required to reimburse NTU U.S. $20,000 for patent expenses in respect of the Licensed Technology incurred to-date and to cover the costs of all patents relating to the Licensed Technology going forward.

We are also responsible for any stamp fees payable in Singapore in connection with the signing of the license agreement.

Strategy

Our primary focus is providing tailored solutions internationally to produce clean energy out of waste. In this connection, we expect to generate revenue through sales of (i) thermal and electrical energy, (ii) energy efficiency technologies, (iii) project development services, (iv) by-products and/or (v) from the receipt of tipping fees for accepting waste. To date, we have not received any revenues from our projects.

We are currently focused on the United States, Italy, Israel and Ghana.

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

Our model in respect of waste-to-energy is to build, own and operate. We select projects with signed, long-term agreements with waste producers or waste haulers in respect of the feedstock, with national governments or electricity corporations in respect of the energy output and with private entities in respect of other project by-products (such as renewable energy credits, heat, compost and fertilizer), in each case, prior to initiation of such projects. We are currently focused on three types of projects: (i) anaerobic digestion to electricity, (ii) landfill gas to energy and (iii) anaerobic digestion to renewable natural gas.

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

Aiming to be distinctive in the “clean, green” market, our specific intentions are to:

-	provide a one-stop, turn-key/build own and operate/transfer solution that is unique in the market today;

-	identify and obtain the rights to lucrative projects without incurring material expense;

-	deliver seamless and professional project implementation through a combination of its own expertise and the use of third-party experts with a track-record of success;

-	be open to the use of any mature and well-known technology and, thus, be able to tailor make cost-efficient and effective solutions for each project;

-	leverage our management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;

-	build local and international teams to support each project;

-	obtain political, property, non-performance and insolvency insurance for its projects; and

-	receive almost all of our revenues in dollars or euros whether operating in the United States or other parts of the developing world.

Competition

There are a number of other companies operating in the clean energy and waste to energy space. Such companies range from other project developers to service or equipment providers, buyers and/or investors. In contrast to the standard market approach in this space (i.e., being solely a project developer, service or equipment provider or a buyer or investor), and as referred to above, we seek to provide a one-stop shop, turn-key solution to project owners. In short, our business model is to initiate, finance, develop, bring the most appropriate technology and EPC party and manage all aspects of project implementation and sales of the project’s clean energy and by-products starting from identifying the opportunity and ending with terminating the project’s operations if and when its revenue-earning life is over. We believe that this one-stop shop approach is attractive to project owners and will differentiate us in a positive manner from our competition. We are aware of three competitors in the United States that have a similar model to us – Harvest Power, Neo Energy and Himark Biogas - although, we have seen reports of other companies seeking to get into this business. We are not aware of any competitors with a similar business model in Italy, Israel or Ghana.

Government Approval

Permitting

Each of our projects in development requires the approval of the relevant governments. In the United States, the standard required environmental permits relate to solid waste composting and air quality. In particular, in respect of our North Carolina project, the following permits will be required:

(i) solid waste permit

(ii) zoning permit

(iii) air permit

(iv)  industrial wastewater pretreatment permit

(v) NPDES no exposure stormwater permit

(vi) Stream and Wetland Delineation & Determination

(vii) erosion control

(viii) construction surface water

(ix) driveway

(x) water

(xi) sewer

(xi) site conceptual plan

(xii) building permits, including reception building, dryer building, office and storage building and equipment foundation and waste water lagoon

In respect of our Rhode Island project, the following permits will be required:

(i) Qualifying facility registration

(ii) Non-regulated Power Producer Registration

(iii) Air Permit - Air Distribution Model Protocol

(iv) Air Permit

(v) Solid Waste Permit

(vi) Zoning Permit

(vii) Planning Board Committee application (Building Permit):

•	1st Phase –Grading Permit
•	2nd Phase – Excavation and Civil Works

(viii) Industrial Pretreatment Permit

We have prepared and submitted applications for the foregoing permits. There are also construction and building permits for which we have submitted applications. In this connection, we have engaged engineering firms in both North Carolina and Rhode Island to prepare and submit all permit applications – construction and environmental.

In respect of our Israeli project, the following permits will be required:

(i) Construction permits (including civil engineering, power and waste-water)

(ii) Environmental permits (waste treatment, air emission and waste-water,)

(iii) Fire department permit

(iv) Electrical utility permit

(v) Local municipality permits

We have prepared and submitted applications for the foregoing permits.

In Italy, we understand that all permits for operation of the projects have been received.

In Ghana, a positive environmental impact assessment (“EIA”) is required for any project in the waste sphere. To generate energy, we will also need a license from the Ghanaian energy commission. We have completed an EIA for and received approval for our first Ghanaian project, the Oti Sanitary Landfill project in 2012. We intend to apply for government approvals in respect of all of our other Ghanaian projects when we start implementation of the relevant project.

Effect of Existing or Probable Government Regulations on Our Business

Our projects are located in jurisdictions in which there are no government regulations materially affecting our business. Other than the possibility that, in order to comply with air regulations in Rhode Island, we may be required to install NOx destruction equipment on the generators we expect to use in our Rhode Island project, we are not aware of any probable or proposed governmental regulations that, if enacted, will have a material impact on our business. If we are required to install such equipment, we believe the cost will not be material to the Rhode Island project’s economic performance. Whether or not we are required to install such equipment will depend on an assessment to be made as part of the permitting project to ascertain expected levels of NOx emissions from the operation of the generators at the Johnston site. We expect to know the outcome of this assessment in the first six months of 2015.

Employees

We have five persons providing us services on a full-time basis – our non-executive chairman, our chief executive officer, our executive vice-president, our chief technical officer and our general counsel and chief carbon officer. We have three part-time employees – our vice president of mergers and acquisition, chief financial officer and an office manager.

Corporate History

We were incorporated in Nevada in July 2007 under the name Jin Jie Corp.  Prior to the second quarter of fiscal 2010 we were engaged in the business of developing and promoting automotive internet websites.  That business generated no revenue and accumulated a deficit of approximately $64,000.  At that time, Jin Jie Corp. became a shell company as that term is defined under Rule 405 under the Securities Act of 1933, as amended. During the second quarter of 2010, we changed our business model to our current business. In connection with such change, we took the following actions: (i)  effective February 17, 2010, we changed our name to our current name by merging into our company a wholly-owned subsidiary formed for that purpose; (ii) effective February 17, 2010, we effected a 35-for-1 forward split of our authorized, issued, and outstanding common stock, increasing our authorized common stock from 50,000,000 shares to 1,750,000,000 shares and increasing our outstanding common stock from 16,814 shares to 588,496 shares; (iii) effective February 26, 2010, certain former shareholders of our company sold an aggregate of 307,965 shares of our common stock held by them, representing approximately 38% of our then outstanding stock, to new investors for an aggregate purchase price of $34,800; and, (iv) effective March 3, 2010, we entered into employment agreements with Shlomo Palas, our CEO, and Eliezer Weinberg, our now former non-executive chairman of the Board of Directors. Both Messrs. Weinberg and Palas became our directors. The foregoing share amounts give retroactive effect to our reverse stock split described below.  In 2011, Mark Radom became our chief carbon officer and general counsel. In 2011, Roy Amitzur became an executive vice president and in 2012 Efim Monosov become our chief technical officer. In 2014, Gary Kuehl became our vice president of mergers and acquisitions on a part-time basis.

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

Risks Relating to Financial Position and Need for Additional Capital

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We are a company formed in 2007 and have a limited operating history upon which you can base an evaluation of our business and prospects. Though we have entered into certain agreements or term sheets, letters of intent or memoranda of understanding for acquisition of our projects, except for one project, we do not own any of our projects and none of our projects have generated any revenue since inception. As such, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. Our ability to become and remain profitable will depend on, among other things:

-	our ability to satisfy the conditions for obtaining ownership of our projects for those projects we have entered into definitive signed agreements for;

-	our ability to enter into definitive signed agreements for the acquisition of our projects for which we have entered into term sheets, letter of intent or memoranda of understanding;

-	our ability to obtain adequate financing for our projects on terms and upon timing consistent with our expectations;

-	our ability to develop and construct our projects at our projected cost and within our projected timetables;

-	our ability to effectively manage the operations at our projects;

-	our ability to develop and maintain an effective internal corporate organization; and

-	our ability to attract, hire and retain qualified and experienced management as well as technical and operations personnel.

There can be no assurance that at this time we will generate revenue or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

As of September 30, 2013 and 2014, we had working capital (deficit) of $(703,000) and $(55,000), respectively, and shareholders' (deficit) of $(482,000) and $310,000, respectively. For the years ended September 30, 2013 and 2014, we incurred net losses of $(1,970,000) and $(7,376,000). As of September 30, 2014, we had an aggregate accumulated deficit of $(35,942,000). We expect to incur additional substantial operating losses for the foreseeable future, and we may never achieve or maintain profitability.  We anticipate that our expenses will increase substantially as we implement our project development and construction plan and expand our general and administrative operations.  As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and investors would in all likelihood lose their entire investment.

Any delay in, or failure to, accomplish our financing and development plans would adversely affect our ability to generate revenues and become profitable.

Assuming we obtain ownership of our projects, we estimate that project costs to bring each project into commercial operation will be approximately $25 million for the North Carolina project, $16 million for the Rhode Island project, $25 million for the Israeli project. We are unable at this time to estimate the project costs of bringing the Ghana and Italian projects into commercial operation. Because of the numerous uncertainties associated with the acquisition, financing, and development of our projects, we are unable to predict the timing of when we will become profitable, if ever. We may never enter into definitive signed agreements for the acquisition of our projects, satisfy the conditions for obtaining ownership of our projects, and construction may not be completed on the schedule or within the budget that we intend, or at all. Any delay in, or failure to, achieve one or more of the foregoing could adversely affect our ability to generate revenue and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu, state in their audit report, dated January 13, 2015, that our having incurred recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

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

We will require additional funding, and our future access to capital is uncertain. Insufficient funds may limit our ability to pursue our projects.

All of our current projects will require significant amounts of financing from us and/or our partners. Our estimates of the funds necessary to develop projects that become operational and revenue generating may be inaccurate, or we may undertake other business ventures or acquire other assets in the future, in each case, which could require additional funds. Furthermore, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have incurred substantial indebtedness.

As of January 13, 2015, we had convertible notes with outstanding principal and accrued but unpaid interest of approximately $1,399,000. All such debt is payable within the following twelve months and is convertible at a significant discount to our market price of stock. Our level of indebtedness increases the possibility that we may not have sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

●	in the case of convertible debt that is converted into equity, result in a reduction in the overall percentage holdings of our stockholders, put downward pressure on the market price of our common stock, result in adjustments to conversion and exercise prices of outstanding notes and warrants and obligate us to issue additional shares of common stock to certain of our stockholders;

●	make it more difficult for us to satisfy our obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in events of default under the loan agreements and instruments governing the indebtedness;

●	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing funds available for working capital, capital expenditures, and other corporate purposes;

●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

●	limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

●	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, and other corporate purposes.

We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject us to other events of default.

Risks Relating to Business and Industry

We anticipate that the Amended and Restated Finance Agreement for the North Carolina project between OEC and CAT will terminate and OERI’s PPA is at risk of termination.

On June 6, 2014, OEC and CAT entered into the Amended Financing Agreement which among other things provided that CAT’s commitment to provide Debt Finance for the North Carolina project terminates upon the earlier of (i) January 1, 2015 if the conditions precedent for the initial advance have not been satisfied and CAT elects to terminate the Amended Financing Agreement, (ii) October 1, 2015, and (iii) the date that either CAT or OEC terminates the Amended Financing Agreement under its terms. OEC did not satisfy the conditions precedent to the initial advance by January 1, 2015. As such, CAT has a right to terminate the Amended Financing Agreement by providing written notice thereof to us. As of the date hereof, we had not received any such notice. If the Amended Financing Agreement terminates, then we will be required to seek an alternate source for financing of the North Carolina project. There can be no assurance that an alternate source of funding will be available when needed or, if available, will be available on terms that are acceptable to us.

In addition, OERI has not met certain milestones under its PPA for the Rhode Island project. OERI is currently in negotiations to extend the milestone deadlines but there can be no assurance that such deadlines will be extended on terms acceptable to OERI, or at all in which case the PPA may terminate. If the PPA terminates, then we will likely cease pursuing the Rhode Island project.

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

We expect to generate any future revenue primarily under long-term contracts, such as power purchase agreements, and we must therefore avoid defaults under those contracts in order to avoid material liability to contract counterparties.

We or our project owners must satisfy performance and other obligations under any existing contracts governing any of our projects. These contracts typically require us or the project owner to meet certain milestones and other performance criteria as well as other standards including the requirement to commence operations by certain dates. Our failure or the failure of our project owners to satisfy these milestones, criteria or standards may result in the termination of those contracts. If such a termination were to occur, we would lose any future cash flow related to the projects and may become subject to material termination damage liability. In circumstances where the contract has been terminated due to our or our project owners’ default, we or our project owners may not have sufficient sources of cash to pay such damages. We cannot assure you that we or our project owners will be able to perform the obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we or our project owners could not avoid such terminations that we or our project owners would have the cash resources to pay amounts that may then become due.

Our business model depends on performance by third parties under contractual arrangements.

Our businesses depends on a limited number of third parties to, among other things, purchase energy produced by our projects, and supply and deliver the waste and other goods and services necessary for the operation of our projects. The viability of our projects depends significantly upon the performance by third parties in accordance with long-term contracts, such as power purchase agreements, and such performance depends on factors, which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by us or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities.

We or our project owners may not be able to obtain feedstock or other inputs at acceptable prices, which could increase operating costs significantly and harm our profitability.

We and our project owners are vulnerable to the supply availability and price fluctuations of certain raw materials, including feedstock, and utilities such as electricity.  We or our project owners may not have supply agreements in place, which may result in our inability to satisfy closing conditions for financings or for acquisition of our projects and which may also result in supply problems in the future.  Moreover, economic and market conditions could negatively impact our feedstock prices.  Our ability to operate our projects is dependent upon the availability of feedstock and utilities at reasonable prices for our projects. During periods of rising prices for such inputs, we may incur significant increases in our operating costs while not being able to increase our selling prices in a timely manner due to the fixed price nature of any off-take agreements.  In addition, as a result of increased demand during such periods, our suppliers may be unable to supply us with our requirements or may otherwise fail to deliver products to us in the quantities required and at acceptable prices.

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

We contract with the owners and operators of the projects that will be essential to our operations. If the owners or operators experience unanticipated changes in their businesses or in the business or operations of our projects, we may incur additional costs. For example:

-	the owners or operators of our projects may face delays due to natural disasters or strikes, lock-outs or other such actions or other risks associated with force majeure ;

-	the owners or operators of our projects could make strategic changes in the operations of our projects; and

-	some of our owners or operators may be small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

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

Our operations in foreign markets could cause us to incur additional costs and risks associated with doing business internationally.

Our operations in geographic markets outside of the United States will subject us to a number of risks and potential costs, including:

-	different regulatory requirements governing the environment and the energy marketplace;

-	difficulty in establishing, staffing and managing international operations;

-	United States, federal, state and local laws, including tax laws, related to foreign operations, including compliance with United States, federal, state and local foreign corrupt practices laws;

-	differing intellectual property laws;

-	differing contract laws that prevent the enforceability of agreements between energy suppliers and energy consumers;

-	the imposition of special taxes, including local taxation of our fees or of transactions through our exchange;

-	strong local competitors;

-	currency fluctuations; and

-	political and economic instability.

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

We are seeking to operate in the developing world (such as, e.g., countries in Africa), making us susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment.  Currently, many of the countries in the developing world where we have projects have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms.   Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, increases in political or social problems or a reversal of foreign investment policies, it is likely that any such changes will have an adverse effect on our results of operations and financial condition.

Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign anti-corruption laws or regulations.

Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business.

Acquisition, financing, development and construction of new projects and expansions may not commence as anticipated, or at all.

Our strategy is to continue to expand in the future, including through acquisition of additional projects. The acquisition, financing, development and construction of new projects involves many risks including:

-	difficulties in identifying, obtaining and permitting suitable sites for new projects;

-	the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;

-	difficulty, delays or inability to obtain financing for a project on acceptable terms;

-	delays in deliveries of, or increases in the prices of, equipment sourced from other countries;

-	the unavailability of sufficient quantities of waste or other fuels for startup;

-	permitting and other regulatory issues, license revocation and changes in legal requirements;

-	labor disputes and work stoppages;

-	unforeseen engineering and environmental problems;

-	unanticipated cost overruns; and

-	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism.

In addition, new projects have no operating history and may employ recently developed technology and equipment. A new project may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a project fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the project financing may be triggered, rendering all of the project’s debt immediately due and payable. As a result, the project may be rendered insolvent and we may lose our interest in the project.

Changes in climate conditions could materially affect our business and prospects.

Significant changes in weather patterns and volatility could have a positive or negative influence on our existing business and our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, and changes in energy pricing, among other effects.

We may face intense competition and may not be able to successfully compete.

There are a number of other companies operating in the renewable energy space.  Such companies range from service or equipment providers, to consultants and managers and to buyers and/or investors.  In contrast to the standard market approach in this space (i.e., being a service or equipment provider, a consultant or manager or a buyer or investor), we seek to provide a one-stop shop, turn-key solution to project owners.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with the various participants in the renewable energy market, almost all of which have significantly greater personnel, financial and managerial resources than we have. This competition from other environmental companies with greater resources may result in our failure to maintain or expand our business. Moreover, as the demand for renewable energy increases, new companies may enter the market, and the influx of added competition will pose an increased risk to us. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources.

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

Risk Factors related to Regulation

We may be unable to obtain, modify, or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

In order to construct and operate our projects, we must obtain and modify numerous environmental and other regulatory permits and certifications from federal, state and local agencies and authorities, including air permits and wastewater discharge permits.  A number of these permits and certifications must be obtained prior to the start of construction of a project, while other permits are required to be obtained at or prior to the time of first commercial operation, and still other permits must be obtained within prescribed time frames following commencement of initial operations.  Any failure to obtain or modify the necessary environmental permits and certifications on a timely basis could delay the construction or commercial operation of our projects.  In addition, once a permit or certification has been issued for a project, we must take steps to comply with each permit’s conditions, which can include conditions as to timely commencement and completion of the project; otherwise, the permit could be subject to revocation or suspension, or we could be exposed to potentially significant penalties or other consequences.  We also may need to modify existing permits to reflect changes in design or in project requirements, which could trigger a legal or regulatory review under a standard that may be more stringent than when the permits were originally granted.

We also may not always be able to obtain any required modifications to existing regulatory approvals, and we may not always be able to maintain all required regulatory approvals. Obtaining necessary approvals and permits could be a time-consuming and expensive process, and we may not be able to obtain them on a timely basis or at all. In the event that we ultimately fail to obtain or modify all necessary permits, we may be forced to delay operations of the facility and the receipt of related revenues or abandon the project altogether and lose the benefit of any development costs already incurred, which would have an adverse effect on our results of operations. In addition, governmental regulatory requirements may substantially increase our construction costs, which could have a material adverse effect on our business, results of operations and financial condition. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our projects could be delayed. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent federal, state, provincial and local environmental, health and safety laws, regulations and permits.

We are subject to environmental laws and potential exposure to environmental liabilities.

Because of the nature of our projects, we are subject to various federal, state and local environmental laws and regulations that govern our operations, including the import, handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating the release or spill of hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and such owner or operator may incur liability to third parties impacted by such contamination. The presence of, or failure to remediate properly the release or spill of, these substances could adversely affect the value of, and our ability to transfer or encumber, our real property.

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

Risk Factors related to our Common Stock

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. We cannot predict the effect, if any, the future public sales of these securities or the availability of these securities for sale will have on the market price of our securities.  Conversion of our outstanding convertible notes and the perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock.   The balance of our shares is held by affiliates and contains certain resale restrictions. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Due to lack of segregation of duties, limited resources, and lack of a formal audit committee and financial expert on the Board, we lack the board oversight role within the financial reporting process, we concluded that our internal controls over financial reporting were not effective as of September 30, 2014. In addition, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to our limited internal resources and lack of ability to have multiple levels of transaction review. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented.

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

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may take certain steps including utilizing investor awareness campaigns and firms, press releases, road shows and conferences to increase awareness of our business, and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, availability of sellers of our shares.

If an active market should develop, the price may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account.  Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

We used to be a shell company, which means that there are additional restrictions on the resale of shares of our common stock

Effective February 15, 2008, Rule 144 under the Securities was amended to make it unavailable for securities of former shell companies until, among other things, twelve months have elapsed since the former “shell company” has filed “Form 10 information” with the Securities and Exchange Commission. The Company was a “shell company” until February 2010, when it changed its business model from developing and promoting automotive internet websites to its current model. In 2011, the Company filed a Form 8-K report that satisfied the “Form 10 information” requirement, which restored the Company’s eligibility for resales under Rule 144. Notwithstanding the Company’s restoration to eligibility to use Rule 144 for resales, the Company’s transfer agent may impose additional requirements on resales of shares of our common stock pursuant to Rule 144.

Such additional restrictions may adversely affect (i) our ability to raise additional financing on a private placement basis and (ii) the ability of our private placees and affiliates to resell their securities into the public market, all of which could have a material adverse effect on us and our shareholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 35 Asuta St. Even Yehuda, Israel 40500, for which we pay the operating expenses but do not pay any rent.  We have an office in North Carolina located at 301 McCullough Drive, 4 th Floor Charlotte, NC 28262. We pay rent for this site of $179 per month. We intend to obtain additional working space for and to be located near our projects as and when the level of activity of such projects warrants such action. Until such time, we believe that our property is adequate for our current and immediately foreseeable operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

The following are sales of our unregistered securities during the fiscal year ended September 30, 2014 and the period ended at the date hereof that have not otherwise been reported in our periodic or current reports.

On August 28, 2014, we issued 1,061,762 shares of common stock to a non-US investor.

On September 15, 2014, we issued 2,866,194 shares of common stock to a non-US investor pursuant to a subscription agreement signed with such investor in January 2014.

On September 17, 2014, we issued a convertible promissory note to an accredited investor in an aggregate principal amount of $75,000 for an aggregate purchase price of $75,000. This note matures one-year from the date of issuance and accrues interest at a rate of 8% per annum and, in an event of default, will bear interest at a rate of 24% per annum. This note may generally be converted into shares of our common stock at a conversion price of 42% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is not DWAC or DTC eligible.  If our shares are not DTC eligible, then the conversion price shall be reduced from a discount of 42% to a discount of 52%. In the event of an event of default the notes may become immediately due and payable at a premium to the outstanding principal. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On September 21, 2014, we issued 2,484,000, 280,592 and 114,650 shares of common stock to three separate non-US investors.

On September 22, 2014, we issued a convertible promissory note to an accredited investor in an aggregate principal amount of $250,000 for an aggregate purchase price of $225,000, including original issue discount of $25,000. This note matures one-year from the date of issuance at the full principal amount of $250,000. This note may generally be converted into shares of our common stock at a conversion price of 37% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is not DWAC or DTC eligible.  In the event of an event of default the notes may become immediately due and payable at a premium to the outstanding principal. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On December 8, 2014, we issued 209,041 shares of common stock to a registered broker-dealer in the United States as compensation for entering arranging a private placement of our securities.

All of the above-mentioned securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low

September 30, 2014	$0.31	$0.18
June 30, 2014	$0.35	$0.06
March 31, 2014	$0.39	$0.09
December 31, 2013	$0.48	$0.11

Quarter Ended	High	Low

September 30, 2013	$0.45	$0.28
June 30, 2013	$0.62	$0.31
March 31, 2013	$0.84	$0.35
December 31, 2012	$1.58	$0.25

The market price of our common stock is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of January 12, 2015, we had 129 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table summarizes information as of the close of business on September 30, 2014 about the Share Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,128,761	$0.453
Equity compensation plans not approved by security holders
Total	1,128,761	$0.453	$

Item 6. Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Current Operations

We are primarily a project integrator in the clean energy production and organics to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, organics to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We believe that these markets have tremendous potential insofar as there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. Not only is there a virtually endless supply of waste and organic material, but in most, if not all cases, disposing of such waste and material in most parts of the world today is a costly problem with an environmentally-damaging solution, such as landfilling. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently focusing on (i) thirteen projects for which we have signed either agreements, letters of intent or memoranda of understanding to own and implement such projects and which are in various stages of development and (ii) a recently acquired fast charging battery technology.

Projects

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant
•	Marlborough, MA Waste to Energy Anaerobic Digester 5.0 MW Plant

Italy

•	Soc. agr. AGRICERERE srl – Tromello (Pavia) 999 KW Plant
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia) 999 KW Plant
•	Soc. agr. AGRISORSE srl - Garlasco (Pavia) 999 KW Plant
•	Soc. agr. GEFA srl – Dorno (Pavia) 999 KW Plant
•	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia) 999 KW Plant
•	Soc. agr. ER srl – Aprilia (Latina) 999 KW Plant
•	Soc. agr. BIOENERGIE SRL – Aprilia (Latina) 999 KW Plant

Israel

•	Ramat Chovav Waste to Energy Anaerobic Digester 5.0 MW Plant

Ghana

•	Oti Sanitary Landfill Waste to Energy 1 MW Plant
•	Accra Transfer Station Waste to Energy Anaerobic Digester 6MW Plant

Results of Operations

Revenue

We have recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the year ended September 30, 2014 were approximately $7,120,000 as compared to approximately $1,831,000 for the year ended September 30, 2013. The increase is primarily attributable to the increase in the expenses related to share based compensation.

Net Loss

As a result of the above, we incurred a net loss of approximately $7,376,000 for the year ended September 30, 2014, as compared to a net loss of approximately $1,970,000 for the year ended September 30, 2013. We anticipate losses in future periods.

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

As of September 30, 2014, we had cash of approximately $298,000 compared to approximately $46,000 as of September 30, 2013. As of September 30, 2014, we had working capital deficit of approximately $55,000 compared to approximately $703,000 as of September 30, 2013.

Net cash used in operating activities was approximately $1,802,000 for the year ended September 30, 2014, compared to approximately $1,042,000 for the prior period September 30, 2013. The increase of $760,000 in cash used in operating activities was primarily due to development expenses incurred in connection with our North Carolina and Rhode Island projects not recorded as assets. We have not generated any revenue to-date.

Net cash flows used in investing activities was approximately $198,000 for the year ended September 30, 2014 as compared to approximately $278,000 for the prior period September 30, 2013. The decrease in cash used in investing activities was due to payments made for our operations in our US projects as detailed above that were not recorded as assets.

Net cash flows provided by financing activities was approximately $2,252,000 for the year ended September 30, 2014 as compared to approximately $1,344,000 for the prior period September 30, 2013. The increase in cash provided by financing activities was due to a increase in equity financing such as convertible debentures received containing a beneficial conversion feature and other loans received. To date we have principally financed our operations through the sale of our common stock and the issuance of convertible debt.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Management anticipates that existing cash resources, including the proceeds of the equity placements subsequent to September 30, 2014 described below will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require $1,000,000 in cash over the next 12 months. This does not include amounts we will have to invest in the implementation of our projects. Assuming we finance each project with 25% equity and 75% debt, we will require approximately $20,000,000 in additional capital to make equity investments in US, Italian and Israeli projects. We are unable to estimate the amount we will be required to invest in our Ghanaian projects. There is no assurance that we will be successful in financing our projects with 25% equity and 75% debt (such amounts could be more or less) and, even if successful, there is no assurance that we will raise such capital at all or in a timely manner.

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

Off-Balance Sheet Arrangements

As at September 30, 2014, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

We are seeking to operate in part in the developing world, making us susceptible to changes in the economic, political, and social conditions therein. The developing world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many of the countries in the developing world have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on our results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect the Company's profitability.

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

Item 8.  Financial Statements and Supplementary Data

BLUE SPHERE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

BLUE SPHERE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

IN U.S. DOLLARS

REPORT OF REGISTERED INDEPENDENT AUDITORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING F IRM

To the Board of Directors and Stockholders of

Blue Sphere Corp.

We have audited the accompanying consolidated balance sheets of Blue Sphere Corp. and its subsidiaries as of September 30, 2014 and 2013, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corp. and its subsidiaries as of September 30, 2014 and 2013 and the results of their operations, stockholders' equity and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel

January 13, 2015

TEL Aviv - Main Office	Trigger Foresight	Ramat-Gan	Jerusalem	Haifa	Beer-Sheva	EILAT
1 Azrieli Center	3 Azrieli Center	6 Ha-rakun	12 Sarei Israel	5 Ma'aleh Hashichrur	Omer Industrial Park	The City Center
Tel Aviv, 6701101	Tel Aviv, 6701101	Ramat Gan, 5252183	Jerusalem, 9439024	P.O.B. 5648	Building No. 10	P.O.B 583
P.O.B. 16593				Haifa, 31055	P.O.B. 1369	Eilat, 8810402
Tel Aviv, 6116402					Omer, 8496500
Tel: +972 (3) 608 5555	Tel: +972 (3) 607 0500	Tel: +972 (3)755 1500	Tel: +972 (2) 501 8888	Tel: +972 (4) 860 7333	Tel: +972 (8) 690 9500	Tel: +972 (8) 637 5676
Fax: +972 (3) 609 4022	Fax: +972 (3) 607 0501	Fax: +972 (3) 575 9955	Fax: +972 (2) 537 4173	Fax: +972 (4) 867 2528	Fax: +972 (8) 690 9600	Fax: +972 (8) 637 1628
Info@deloitte.co.il	Info@tfco.co.il	Info-ramatgan@deloitte.co.il	Info-jer@deloitte.co.il	Info-haifa@deloitte.co.il	Info-beersheva@deloitte.co.il	Info-eilat@deloitte.co.il

Deloitte refers to one or more of Deloitte Touche Tohmatsu Limited, a UK private company limited by guarantee, and its network of member firms, each of which is a legally separate and independent entity. Please see www.deloitte.com/about for a detailed description of the legal structure of Deloitte Touche Tohmatsu Limited and its member firms.

BLUE SPHERE CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30,	September 30,
	2014	2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$298	$46
Other current assets	265	286
Total current assets	563	332

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	-	3

PAYMENT ON ACCOUNT OF PROJECT (note 1b)	469	271
Total assets	$1,032	$606
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$32	$12
Accounts payables	12	16
Other accounts payable	343	420
Debentures, notes and loans	231	587
Total current liabilities	618	1,035

LONG TERM BANK LOAN	104	53

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at September 30, 2013 and September 30, 2012, Issued and outstanding: 50,109,036 shares and 9,621,210 shares at September 30, 2014 and September 30, 2013, respectively	1,126	1,086
Proceeds on account of shares	20	-
Additional paid-in capital	35,106	26,998
Accumulated deficit	(35,942)	(28,566)
Total Stockholders’ Equity (Deficit)	310	(482)
Total liabilities and Stockholders’ Equity (Deficit)	$1,032	$606

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Year ended
	September 30
	2014	2013	2012

OPERATING EXPENSES -
General and administrative expenses *	$7,120	$1,831	$3,604
FINANCIAL EXPENSES (INCOME), net	256	119	54
	7,376	1,950	3,658
Other losses	-	20	10
NET LOSS FOR THE PERIOD	$7,376	$1,970	$3,668

Net loss per common share - basic and diluted	$(0.334)	$(0.345)	$(2.69)

Weighted average number of common shares outstanding during the period - basic and diluted	22,077,519	5,705,471	1,359,842

*	In the years ended September 30, 2014, 2013 and 2012 - includes $1,711, $203 thousand and $2,956 thousand, respectively of share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account	Additional paid-	Accumulated	Total Stockholders'
	Shares	Amount	of shares	in Capital	deficit stage	Equity (deficit)

BALANCE AT SEPTEMBER 30, 2011	1,032,970	$117	$-	$22,670	$(22,928)	$(141)
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2012:
Share based compensation	-	-	-	2,609	-	2,609
Issuance of common stock	4,646	1	-	19	-	20
Issuance of common stock in respect of issuance of convertible notes	323,243	37	-	129	-	166
Share based compensation for services	126,328	13	-	333	-	346
Exercise of Options	147,291	16	-	(16)	-	-
Net loss for the period	-	-	-	-	(3,668)	(3,668)

BALANCE AT SEPTEMBER 30, 2012	1,634,478	$184	$-	$25,744	$(26,596)	$(668)
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2013:
Share based compensation	-	-	-	203	-	203
Issuance of common stock, net of issuance expenses	3,593,579	406	-	485	-	891
Issuance of common stock in respect of issuance of convertible notes	2,558,224	289	-	15	-	304
Issuance of shares for services	1,834,929	207	-	551	-	758
Net loss for the period	-	-	-	-	(1,970)	(1,970)

BALANCE AT SEPTEMBER 30, 2013	9,621,210	$1,086	$-	$26,998	$(28,566)	$(482)
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2014:
Share based compensation	-	-	-	1,711	-	1,711
Issuance of common stock, net of issuance expenses	9,054,967	9	-	891	-	900
Issuance of common stock in respect of issuance of convertible notes	13,946,727	14	-	1,262	-	1,276
Issuance of shares for services	17,486,132	17	-	3,203	-	3,220
Issuance of convertible debentures containing a beneficial conversion feature	-	-	-	1,041	-	1,041
Proceeds on account of shares	-	-	20	-	-	20
Net loss for the period	-	-	-	-	(7,376)	(7,376)
BALANCE AT SEPTEMBER 30, 2014	50,109,036	$1,126	$20	$35,106	$(35,942)	$310

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	September 30
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(7,376)	$(1,970)	$(3,668)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	1,711	203	2,609
Depreciation	3	3	2
Expenses in respect of Convertible notes and loans	61	99	19
Issuance of shares for services	3,843	758	347
Issuance of shares in respect of issuance of Convertible notes	-	-	52
Increase (decrease) in other current assets	39	(78)	(6)
Increase (decrease) in accounts payables	20	5	2
Increase (decrease) in other account payables	(103)	(62)	319
Net cash used in operating activities	(1,802)	(1,042)	(324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	(198)	(271)	-
Short term investments	-	(7)	-
Payment for purchasing of fixed assets	-	-	-
Net cash used in investing activities	(198)	(278)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	20	-	-
Loan granted	-	-	(30)
Loan origination fee	-	(178)	-
Convertible debentures received containing a beneficial conversion feature	1,041	-	-
Loan received	764	666	30
Loans repaid	(473)	(183)	-
Proceeds from issuance of convertible notes	-	-	276
Proceeds from stock issued for cash	900	1,039	20
Net cash provided by financing activities	2,252	1,344	296

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	252	24	(28)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46	22	50

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298	$46	$22

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

a.    Going concern consideration:

Blue Sphere Corp. (the “Company”) together with its wholly owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc ("Binosphere"), Charlottesphere LLC ("Charlotteshpere”), Johnstonsphere LLC (“Johnstonsphere”), Orbit Energy Charlotte, LLC (“OEC”), Orbit Energy Rhode Island, LLC (“OERI”), Sustainable Energy Ltd. (“SEL”) and Tipping LLC (“Tipping”) is focused on project integration in the clean energy production and waste to energy markets.

As at September 30, 2014, Tipping, Johnstonsphere and Charlottesphere had not commenced their respective operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company had approximately $298 thousand in cash, a negative working capital of approximately $55 thousand, a stockholders’ equity of approximately $310 thousand and an accumulated deficit of approximately $35,942 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is currently focusing on (i) 13 projects in the United States, Italy, Israel and Ghana, for which it has either signed agreements, letters of intent, or memoranda of understanding to own and implement such projects and which are in various stages of development and (ii) a recently licensed fast charging battery technology (as detailed below).

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GENERAL (continue)

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

Payment on account of project

On October 19, 2012, the Company signed definitive project agreements in respect of both the North Carolina and Rhode Island sites with Orbit Energy, Inc. (“Orbit”) pursuant to which the Company would be entitled to full ownership of each of the entities that owns the rights to implement the respective projects (Orbit Energy Charlotte, LLC in the case of the North Carolina project (“OEC”) and Orbit Energy Rhode Island, LLC in the case of the Rhode Island project (“OERI”) subject to the satisfaction of certain conditions.

On November 19, 2014, the Company signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to us in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. The Company also agreed to use high solid anaerobic digester units designed by Orbit and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 subject to certain conditions. The Amended OEC Purchase Agreement provides that the Company had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2014 upon payment of $75,000 (which we made). If the Company do not pay the development fee and reimbursement amount by January 15, 2014, then ownership of the OEC will automatically revert back to Orbit.

On January 7, 2015, the Company signed an amended and restated purchase agreement for the Rhode Island project (the “Amended OERI Purchase Agreement”). Subject to the terms of the Amended OERI Purchase Agreement, Orbit transferred full ownership of OERI to us in exchange for a development fee of $300,000, reimbursement of $86,432 and an amount equal to 30% of the distributable cash flow from the Rhode Island project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. The Company also agreed to use high solid anaerobic digester units designed by Orbit and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 subject to certain conditions. The Amended OERI Purchase Agreement provides that the Company have until January 22, 2015 to pay Orbit the development fee and reimbursement amount, which may be extended to February 28, 2015 upon payment of $31,000. If the Company do not pay the development fee and reimbursement amount by January 22, 2015, or February 28, 2015 if extended, then ownership of OERI will automatically revert back to Orbit.

Payments on account of land permits related to this projects on the amount of $469 thousand  are presented as long term assets in the balance sheet as of September 30, 2014.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

f.     Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g.    Share-base payments:

Share-based payments to employees are measured at the fair value of the options issued and amortized over the vesting periods. Share-based payments to non-employees are measured at the fair value of the goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured, and are recorded at the date the goods or services are received. The amount recognized as an expense is adjusted to reflect the number of awards expected to vest. The offset to the recorded cost is to share-based payments reserve. Consideration received on the exercise of stock options is recorded as capital stock and the related share-based payments reserve is transferred to share capital.

h.    Loss per share:

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options under the Company’s share incentive plan and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2014, 2013, and 2012, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k.    Newly issued accounting pronouncements:

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 in the annual financial statements as of September 30, 2014.

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

NOTE 2 – DEBENTURES, NOTES AND LOANS

Asher Notes

On September 16, 2011, the Company signed a securities purchase agreement with Asher Enterprises Inc., a Delaware corporation with a head office in New York (“Asher”), pursuant to which Asher purchased an aggregate amount of U.S. $45,000 of the Company’s 8% convertible notes. The notes were convertible into shares of common stock of the Company at a discount to the applicable market price on the date of conversion from time to time, and at any time, beginning March 14, 2012 and ending, absent any condition of default, on June 14, 2012, subject to the limitations and conditions set forth in the notes. The Company has the right to prepay the notes under the certain conditions for 180 days following the issue date. On each of November 11, 2011 and January 26, 2012, Asher purchased an additional U.S. $32,500 of the Company’s 8% convertible notes (for an aggregate total of U.S. $65,000).

On March 19, 2012, Asher transferred 100% of the Asher notes to third parties. During April 2012, such third parties converted $110,000 (i.e., 100% of the principal amount) of the principal amount of the Asher notes into 255,691 shares of the Company.

On March 26, 2012, May 7, 2012, and September 13, 2012 Asher purchased an additional U.S. $53,000, $32,500, and $32,500 respectively of the Company’s 8% convertible notes.

On October 4, 2012, Asher converted $53,000 of principal amount of the March 26, 2012 note into 259,994 shares of the Company.

On November 1, 2012, the Company paid to Asher $50,000 in repayment of the May 7, 2012 note.

On November 6, 2012 and March 20, 2013, Asher purchased an additional $32,500 and $47,500 of the Company’s 8% convertible promissory notes, respectively.

BLUE SPHERE CORP.

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

On September 3, 2013, October 24, 2013, February 18, 2014 and March 25, 2014 Asher purchased an additional $42,500, $32,500, $63,000 and $32,500 of the Company’s 8% convertible notes.

During March and April 2014, Asher converted $32,500 principal amount out of the September 3, 2013 notes for 844,663 shares of the Company’s common stock.

On April 11, 2014, Asher purchased an additional $42,500 of the Company’s 8% convertible notes.

During April and May 2014, Asher and a non-US investor converted Asher's $32,500 principal amount out of the October 24, 2013 notes for 578,057 shares of the Company’s common stock.

During August 2014, Asher converted $63,000 principal amount out of the February 18, 2014 notes for 572,990 shares of the Company’s common stock.

During September 2014, Asher converted $32,500 principal amount out of the March 3, 2014 notes for 308,910 shares of the Company’s common stock.

Fidelity

On July 1, 2012, the Company signed a placement agreement with Fidelity Venture Capital Limited (“Fidelity”) pursuant to which Fidelity undertook to raise U.S. $1,000,000 in notes convertible into shares of common stock or more senior equity securities of the Company (if any) for a period of three and one half years at prices ranging from USD 2.26 cents to USD 11.3 cents per share or a discount of 20% of the then market price of the Company’s shares depending on when any such conversion is consummated (the “Fidelity Notes”). The Fidelity Notes bore annual interest of 6.5% to be paid semi-annually in arrears. The Company committed to pay off the outstanding principal of the Fidelity Notes by paying to the holders of such Fidelity Notes 7% of gross income and making certain pre-payments of the principal during the term of the notes. Each holder of Fidelity Notes received shares of common stock of the Company worth USD 79.1 cents for each dollar it invested in the Fidelity Notes (the “Incentive Shares”). The Company has pledged the income from its projects to such holders as security to pay the Fidelity Notes in full. See subsequent events below for additional information.

Fidelity was entitled to 9% of the gross proceeds it raised for the Company. To date, the Company has received an aggregate amount of U.S. $50,000 (less commissions) from sales of Fidelity Notes to Fidelity itself.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – DEBENTURES, NOTES AND LOANS (continue)

On December 25, 2012 and following the failure of Fidelity to raise U.S $1,000,000 in notes based on the placement agreement above, the Company notified Fidelity on the termination of the placement agreement.

On April 4, 2013, the Company signed an investment agreement with Fidelity, and Dalia Aztmon (“DA”), an Israeli investor, which amends in part the investment agreement signed on July 1, 2012 between the Company and Fidelity, pursuant to which Dalia Atzmon agreed to purchase an additional amount of U.S. $50,000 of the Company’s 6.5% notes (the “DA Notes”).  The DA Notes bear annual interest of 6.5% and are payable in full in three and one half years.  DA elected to convert the outstanding principal and interest into shares of common stock of the Company.  In this connection, on May 10, 2013 the Company issued Dalia 266,553 shares at a conversion price of U.S. $0.2034 per share.  Fidelity has also elected to convert the outstanding principal and interest of its July 1, 2012 $50,000 investment into shares of common stock of the Company and, in this connection, received 245,904 shares of the Company’s common stock.  Since both investors have converted 100% of the outstanding principal and interest of their loans into shares of common stock of the Company, the investment agreement has no further force or effect.

Other Notes

On September 4, 2012, September 25, 2012, October 14, 2012 and November 29, 2012, the Company signed Convertible Promissory Notes with Jelton Finance Corp., a Belize corporation, with offices in Lichtenstein (“Jelton”), pursuant to which Jelton agreed to purchase an aggregate of $132,500 of the Company’s 7% convertible notes due in each case three months after their respective issue dates (the “Jelton Notes”). The Jelton Notes were convertible into shares of the Company’s common stock at a discount to the applicable market price on the date of conversion. The Company has the right to prepay the Jelton Notes under certain conditions for 90 days following their issue date. In January, February and March 2013 the Jelton Notes were converted into 1,443,363 shares for total investment of $130,500.

On March 21, 2013, the Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $150,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest was due on December 31, 2013. The Company was required to pay a penalty of $100 for every day after December 31, 2013, which it has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in April 2013, the Company issued the lender 26,549 shares of common stock. This loan was guaranteed by two of the Company’s shareholders. As an inducement to make the guarantee, the Company issued the lender 88,496 shares of common stock. From January 2014 through June 2014 the Company repaid the loan in full in addition to a payment of $7,000 penalty.

On April 28, 2013, the Company signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $87,000 with an interest rate of 3%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest was due on September 30, 2013. According to the agreement, the investor has the right to convert the loan in whole or in part into Company's common stock at an exercise price of $0.565 per share. In addition, per the agreement, as an inducement to make the loan, in April 2013, the Company issued the lender 88,496 shares of common stock. The non-US investor converted the loan and on October 13, 2013 the Company issued to the non-US investor 384,956 shares of common stock.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – DEBENTURES, NOTES AND LOANS (continue)

On June 14, 2013 Company's subsidiary, Eastern Sphere Ltd., signed a loan agreement with a non-US investor pursuant to which such investor loaned the Company $120,000 with an interest rate of 5%. Payment of 100% of the outstanding principal and accrued, but unpaid, interest was due on December 31, 2013. The Company is required to pay a penalty of $100 for every day after December 31, 2013, which it has not paid the outstanding principal and accrued, but unpaid, interest in full. As an inducement to make the loan, in June 2013, the Company issued the lender 26,549 shares of common stock. This loan was guaranteed by two of the Company's shareholders. As an inducement to make the guarantee, the Company issued the lender 88,496 shares of common stock.

Between August 4, 2014 and September 22, 2014, the Company issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $1,207,750 for an aggregate purchase price of $1,040,919, net of expenses incurred in connection of such notes.

The Notes generally mature one-year from the date of issuance and accrue interest at rates ranging from 8% to 18% per annum and in an event of default, the Notes bear interest at rates ranging from 12% to 24% per annum. The Notes may generally be converted into shares of the Company’s common stock at conversion prices ranging from 37% to 45% discounts to lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

In accordance with ASC 470-20, the company allocated a portion of the proceeds equal to the intrinsic value of beneficial conversion feature embedded in the debentures in the amount of $1,040,919 to additional paid-in capital, and recorded a corresponding discount on such debentures.

The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under certain of the Notes if the Company is delinquent in its filings with the Securities and Exchange Commission, ceases to be quoted on the OTCQB, its common stock is not DWAC eligible or if it has to restate its financial statements in any material respect. In the event of an event of default the Notes may become immediately due and payable at premiums to the outstanding principal. The Notes also provide that if shares issuable upon conversion of the Notes are not timely delivered in accordance with the terms of the Notes then the Company shall be subject to certain cash or share penalties that increase proportionally to the duration of the delinquency up to certain maximums.

The Company paid aggregate commissions of $7,500 to MD Global Partners, LLC and $46,000 to Carter Terry & Company (“Carter Terry”), registered broker-dealers, in connection with the issuance of some of Notes in the aggregate principal of up to $480,000. In addition, Carter Terry is entitled to receive 100,000 shares of the Company’s common stock and a further amount of shares of our common stock equal to 4% of capital raised by them divided by the closing price of our common stock on the date of close. On December 8, 2014 the Company issued 209,041 shares of the Company’s common stock, see note 9 below.

Additional covenants, representations, and warranties between the parties are included in the Notes and accompanying Securities Purchase Agreements that were entered into.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS:

On July 25, 2011, the Company, JLS and Roy Amitzur entered into a Management Services Agreement according to which JLS, a corporation owned by Mr. Amitzur, and Mr. Amitzur are engaged to provide management services to the Company devoting at least 75% of this time to the Company, with Mr. Amitzur serving as Executive Vice President. The term of the agreement was originally for two years and in July 2013, was extended for a further eight months. Since the agreement expired in May 2014, Mr. Amitzur’s agreement was further extended on the same terms on an oral basis. For services rendered under the agreement, JLS is entitled to a monthly fee of US$10,000 + VAT subject to the Company raising an aggregate amount of at least $450,000.  Subsequently, such fee increases to a monthly fee of $15,000 + VAT after the Company raises an aggregate equity investment of $2,000,000. Notwithstanding the raise of more than an aggregate of $2,000,000, payment of Mr. Amitzur monthly fee of US $10,000 + VAT has continued to-date. In addition, the Company issued to JLS 110,620 shares of common stock vesting in equal amounts quarterly over 24 months, all of which have fully vested.  JLS and Mr. Amitzur are entitled to participate on similar terms as the other executives of the Company in bonus plans or incentive compensation plans for its employees.

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

On April 10, 2013, the Company entered into a Service and Consulting Agreement with Mark Radom to serve as the Company’s general counsel for an indefinite term devoting at least 75% of his time to the Company. This agreement was intended to supersede a previously entered into consulting agreement with Mr. Radom. Under the agreement, Mr. Radom is entitled to a monthly fee of $7,000 per month increasing to $10,000 per month starting from the first full month upon the financial closing of the Company’s first project so long the Company has sufficient cash to cover such amount or upon the date that the Company receives funds and compensation paid to other officers and advisors is increased.

BLUE SPHERE CORP.

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

On January 26, 2014, the Company signed a subscription agreement with Talya Levy-Tytiun ("Talya") pursuant to which Talya agreed to invest an aggregate of $400,000 into the Company for the sale of 1,739,130 shares of common stock. The Company was obligated to issue Talya additional shares of the Company, if, six months from the date of the agreement her ownership in the Company would be reduced below 12.3%. In addition, the Company guaranteed that if on the first anniversary of the agreement, the share price of the Company common stock was 0.23$ per share or less, the Company shall transfer Talya such amount necessary to make Talya whole and reimburse her for any loss due to her investment. On September 17, 2014 the Company issued Talya 2,866,194, shares of common stock as a reimbursement under the above agreement.

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

On May 27, 2014 the Company appointed Mr. Yigal Barosh as a member of the Board of Directors of the Company. Mr. Barosh was granted 200,000 options to purchase shares of common stock of the Company at an exercise price of $0.01 per share. The Options vets over a period of two years with a pro-rata portion vesting each three month period.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES:

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

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

On January 3, 2013, the Company signed a consulting agreement with Emerging Market Consulting, LLC (the “EMC”). According to the agreement, EMC would assist the Company with the design, development and dissemination of corporate information for a period of three month with an option to extend the agreement for an additional nine months. The Company paid EMC $11,000 and issued 39,824 restricted shares of the Company common stock, for the first period. The Company evaluated the cost of such issuance based on the share price of the Company to be $11 thousand. The Company elected not to renew the agreement and the agreement expired on April 3, 2013.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On February 2, 2013 the Company issued 451,328 shares of common stock to an investor for an aggregate amount of $50,000.

On February 19, 2013, the Company signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $75,000 into the Company in three installments: (i) $25,000 on March 10, 2013, (ii) $25,000 on April 10, 2013 and (iii) $25,000 on May 10, 2013. For each $25,000 invested, the Company was obligated to issue 88,496 shares of common stock to the investor. As of September 30, 2013 the investor transferred to the Company all three installments and the Company issued to the investor 265,487 shares. In addition, the non-US investor invested an additional $25,000 for an additional 88,496 shares of common stock of the Company.

On February 20, 2013, the Company signed a subscription agreement with a non-US investor pursuant to which such investor agreed to invest an aggregate of $50,000 into the Company in three installments: (i) $16,600 on March 10, 2013, (ii) $16,600 on April 10, 2013 and (iii) $16,700 on May 10, 2013. Upon receipt of each installment, the Company was obligated to issue 146,903 shares of common stock to the investor. As of September 30, 2013, the Company received all three installments totaling $50,000 and issued 440,708 shares. Additionally, on May 23, 2013 the Company issued 35,399 shares of the Company for $4,000 to the non-US investor under the same terms of the agreement above.

On March 18, 2013 the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive Officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

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

In May and July 2013, the Company issued 495,576 shares of common stock to an investor for an aggregate amount of $49,315.

On June 19, 2013 the Board of Directors of the Company approved the issuance of 53,098 shares of the Company to its Chief Executive officer, 44,248 shares to the Chairman of the Board, 44,248 shares to the Executive Vice-President and 35,399 shares to the Chief Carbon Officer and general counsel of the Company.

On June 19, 2013 the Company entered into an agreement with a third party. In exchange for his services the Company issued the third party 176,992 shares of common stock of the Company. On June 23, 2013, the Company signed an additional agreement with the third party according to which the Company issued additional 156,611 shares of common stock of the Company.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On June 19, 2013 the Company entered into an agreement with a non-US investor to sell 132,744 shares of common stock for an aggregate amount of $50,000.

On June 19, 2013 the Company entered into an agreement with a non-US investor to sell 53,634 shares of common stock for an aggregate amount of $20,000.

On June 26, 2013 the Company entered into an agreement with a non-US investor to sell 53,098 shares of common stock for an aggregate amount of $20,000.

On June 26, 2013 the Company signed a Capital Markets Advisory Consulting Agreement with Incline Partners, LLC (“Incline”). According to the agreement, Incline agreed to provide the Company with capital market advisory and monthly distribution of articles and media for a period between June 15, 2013 through August 15, 2013. In consideration for the above services, the Company paid Incline a cash payment of $28,000 and issued 88,496 restricted shares of the Company common stock.

On July 22, 2013 the Company entered into an agreement with a non-US investor to sell 268,169 shares of common stock for an aggregate amount of $100,000.

On September 3, 2013 the Company entered into an agreement with a non-US investor to sell 268,169 shares of common stock for an aggregate amount of $100,000.

On October 13, 2013 a non-US investor converted $87,000 principal loan for 384,956 shares of the Company’s common stock.

On October 13, 2013, a non-US investor converted $37,000 principal loan for 163,717 shares of the Company’s common stock.

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

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

On December 15, 2013, the Company agreed to issue 600,000 shares of common stock to a consultant providing investor relation services. The shares are to be issued in three tranches of 200,000 each, the first within 10 days of entering into the agreement, the second on the four month anniversary of the agreement and the final on the eight month anniversary of the agreement. The first tranche of 200,000 shares was issued on January 9, 2014. During October 2014, the Company terminated the investor relation service agreement.

On January 9, 2014, the Company issued 265,486 shares of common stock to an investor for $25,000 in cash.

On January 9, 2014, the Company issued 345,132 shares of common stock for consulting services.

On January 9, 2014, the Company issued 17,700 shares of common stock for consulting services.

On January 26, 2014, the Company signed a subscription agreement with Talya Levy-Tytiun ("Talya") pursuant to which Talya agreed to invest an aggregate of $400,000 into the Company for the sale of 1,739,130 shares of common stock. The Company was obligated to issue Talya additional shares of the Company, if, six months from the date of the agreement her ownership in the Company would be reduced below 12.3%. In addition, the Company guaranteed that if on the first anniversary of the agreement, the share price of the Company common stock was 0.23$ per share or less, the Company shall transfer Talya such amount necessary to make Talya whole and reimburse her for any loss due to her investment. On September 17, 2014 the Company issued Talya 2,866,194, shares of common stock as a reimbursement under the above agreement.

On February 7, 2014, the Company issued an aggregate of 1,200,000 shares of our common stock to CTW – Changing the World Technologies, Ltd. (“CTW”) in exchange for (i) an investment of $77,000 (for which CTW received 385,000 shares of common stock) and (ii) the provision of financial engineering services (for which CTW received 815,000 shares of common stock).

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On March 5, 2014 Eastern Institutional Funding, LLC purchased $68,750 of the Company’s 20% notes due one year from such date that are convertible into shares of the Company’s common stock at a discount of 50% from the lowest trade price over the last 20 days from the date of conversion. On March 21, 2014, Capitoline Ventures II, LLC purchased $68,750 of the Company’s 20% notes due one year from such date that are convertible into shares of the Company’s common stock at a discount of 50% from the lowest trade price over the last 20 days from the date of conversion. As of June 30, 2014, the Company issued 5,114,073 shares of common stock in respect of the above notes and the remaining 1,320,000 shares were issued on July 2014.

On March 10, 2014 the Board of Directors of the Company approved the issuance of 250,000 shares of the Company to its Chief Executive Officer, 220,000 shares to the Chairman of the Board, 200,000 shares to the Executive Vice-President and 180,000 shares to the Chief Carbon Officer and general counsel of the Company.

On April 22, 2014 the Company signed a Consulting Services Agreement with a non-US person pursuant to which, the Company agreed to issue 4,000,000 shares of its common stock in exchange for consulting services to include, but not be limited to, advice on investor relations, public relations, transaction structuring, ongoing introductions to investors and strategic initiatives. The agreement is effective for one year commencing September 1, 2013. During the third quarter of 2014, the Company issued 3,350,000 shares of common stock in the Company.

During the third quarter of 2014, the Company signed several investment agreements according to which the Company issued 880,000 shares of common stock the Company for total consideration of $109,721 in cash. In addition, the investors received options to purchase 822,500 shares of common stock of the Company for an exercise price of 0.10 cent per share.

During the third quarter of 2014, the Company signed several investment agreements according to which the Company issued 759,041 shares of common stock the Company for total consideration of $77,127 in cash. In addition, the investors received options to purchase 759,041 shares of common stock of the Company for an exercise price of 0.10 cent per share and 759,041 shares of common stock of the Company for an exercise price of 0.13 cent per share.

During the third quarter of 2014, the Company signed several investment agreements according to which the Company issued 352,805 shares of common stock the Company for total consideration of $98,784 in cash. In addition, the investors received options to purchase 352,805 shares of common stock of the Company for an exercise price of 0.60 cent per share.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On May 1, 2014, the Company signed a consulting agreement with an investor according to which the company shall issue 2,819,000 shares of common stock of the Company and warrants to purchase 1,193,000 shares of common stock of the Company at an exercise price of $0.10 for one year commencing May 1, 2014. On September 22, 2014 the Company issued the consultant, 2,484,000 shares of common stock of the Company under the above agreement. In addition, on September 22, 2014 the Company issued 963,000 shares of common stock the Company to the consultant, for total cash consideration of $52,708. In addition, on May 1, 2014 the Company signed an agreement with the consultant according to which the consultant would provide investor relations services for a period of 12 months. Based on the agreement the Company issued the consultant 300,000 shares of the Company and 1,500,000 options to purchase shares of the Company at an exercise price of 0.10 cent per share. The options expire after 5 years. In addition, the Company agreed to issue 500,000 additional shares upon fulfillment of other conditions set in the agreement. The Company evaluated the fair value of the 300,000 shares and 1,500,000 options issued at $90,000 and $151,434, respectively.

On May 2, 2014 the Company signed an agreement with a consultant according to which the consultant would provide investor relations services for a period of 12 months. Based on the agreement the Company issued the consultant 211,084 shares of the Company. The Company evaluated the fair value of the 211,084 shares at $41,518.

On May 25, 2014 the Company signed an agreement with a consultant according to which the consultant would provide investor relations services for a period of 6 months. Based on the agreement the Company issued the consultant 350,000 shares of the Company and 350,000 warrants to purchase shares of the Company at an exercise price of 0.20 cent per share. The options expire after 6 month. In addition, the Company agreed to issue 150,000 additional shares after 6 month from the date of the agreement and additional 150,000 shares for $0.20 per share, and pay the consultant NIS 18,000 per month during the agreement term. The Company evaluated the fair value of the 300,000 shares at $54,600. In addition the company recorded an expense related to the warrants issued of $28,310.

On June 1, 2014 the Company signed an investment agreement with a third party according to which the Company issued 179,856 shares of common stock the Company for total consideration of $28,874 in cash. In addition, the investor received options to purchase 179,856 shares of common stock of the Company for an exercise price of 0.25 cent per share.

During the third quarter of 2014, the Company signed several investment agreements according to which the Company issued 199,039 shares of common stock the Company for total consideration of $19,904 in cash. In addition, the investors received options to purchase 199,039 shares of common stock of the Company for an exercise price of 0.13 cent per share and 199,039 shares of common stock of the Company for an exercise price of 0.16 cent per share.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

On June 18, 2014 the Company signed an advisory board agreement with an accredited investor according to which the investor will serve on the Company’s advisory board for a period of one year from the date of the agreement unless otherwise extended by the parties. For his services, the advisor is entitled to 150,000 shares of the Company’s common stock of which75,000 vest on the date of the agreement and the remaining amount in three quarterly 25,000 shares, beginning 90 days from the date of the agreement.In addition the advisor is entitled to receive 150,000 warrants of the Company's common stock. The warrants vest in 4 equal amounts over a period of twelve (12) months, the initial amount vesting on the agreement date. The warrants will allow the director to purchase the common stock of the Company for a period of 3 years from the agreement date. The warrants shall be exercisable in the following amounts: 1/3 at $0.30 a share, 1/3 at $0.40 a share, and 1/3 at $0.50 a share. In the event the advisor ceases to be a member of Board at any time during the vesting period for any reason, then any unvested warrants or unvested shares shall be irrefutably forfeited. On July 10, 2014 the Company issued 75,000 shares on account of such agreement.

At April and June 2014 the Company signed three agreements with a non-US investor who provided the Company with several loans amounted to $78,400, according to which the investor converted his balance of loans into 800,892 shares of common stock of the Company. In addition, the Company issued the non-US investor invested 380,435 shares of common stock of the Company for total cash consideration of $69,000.

On July 3, 2014 the Company issued 1,250,000 shares of common stock the Company to an investor for total cash consideration of $75,000.

On July 29, 2014 the Company issued 144,054 shares of common stock the Company to an investor for total cash consideration of $34,522. In addition, the investor received options to purchase 144,054 shares of common stock of the Company for an exercise price of 0.32 cent per share.

During July 2014, the Company issued a non-US investor 190,000 shares of common stock pursuant to a convertible loan agreement dated June 2013.

During July and August 2014, the Company issued a non-US investor 3,969,133 shares of common stock of which 650,000 were issued pursuant to the April 22, 2014 Consulting Services Agreement signed with the non-US person and the remaining were issued pursuant to the August 21, 2014 consulting agreement.

On July 10, 2014 a loan in the amount of $24 thousand amount was converted into 115,000 shares of the Company. In addition, the Company granted the investor additional 75,000 shares for granting the loan.

During July through September, 2014 the Company issued a consultant, 2,177,000 shares of common stock of the Company under his September 10, 2013 and April 22, 2014 consulting agreements.

On September 21, 2014, the Company issued 280,592 shares of common stock of the Company for total cash consideration of $59,000.

On September 21, 2014 the Company issued 48,183 shares of common stock the Company for total cash consideration of $11,557. In addition, the investor received options to purchase 48,183 shares of common stock of the Company for an exercise price of 0.32 cent per share.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON SHARES: (continue)

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended September 30, 2012 through 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2012	778,761	0.5763
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2013	778,761	0.5763
Granted	350,000	0.1770
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2014	1,128,761	0.4530
Number of options exercisable at September 30, 2014	684,071
Number of options exercisable at September 30, 2013	194,690

The fair value of the stock options granted in 2013 was estimated using the Black-Scholes option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	0.32%
Expected term (years)	5
Volatility	390%

The fair value of the options granted above using the Black-Scholes model is $0.565 per option.

The fair value of the stock options granted in 2014 was estimated using the Black-Scholes option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	0.88%
Expected term (years)	3
Volatility	123%-157%

The fair value of the options granted above using the Black-Scholes model is between $0.190 to $0.214 per option.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK OPTIONS (continue)

Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2014, 2013 and 2012 were $1,711, $203 and $2,956 thousands respectively.

The following table summarizes information about options and warrants to employees, officers and directors outstanding at September 30, 2014 under the plans:

	Options and warrants Outstanding			Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.01	200,000	2.65	25,000	0.01
0.3	50,000	2.72	25,000	0.3
0.4	50,000	2.72	25,000	0.4
0.5	50,000	2.72	25,000	0.5
0.5763	778,761	3.58	584,071	0.5763
	1,128,761		684,071

NOTE 6 – INCOME TAXES:

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Taxable income of Israeli companies is subject to tax at the rate of 24% in 2011 and 25% in 2012 and 2013 and 26.5% in the year 2014 and onwards.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 2013, 2012 and 2011 is as follows:

	2014	2013	2012
	U.S dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$3,267	$2,502	$1,357
Valuation allowance	(3,267)	(2,502)	(1,357)
	$0	$0	$0

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continue)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, September 30, 2013	$2,502
Increase	765
Valuation allowance, September 30, 2014	$3,267

Carry forward losses of the Israeli subsidiary are approximately $2,046 thousand at September 30, 2014.

NOTE 7 – NET LOSS PER SHARE DATA:

The shares issuable upon the exercise of options, and conversion of convertible notes and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	September 30, 2014	September 30, 2013	September 30, 2012
Options:
Weighted average number	684,071	194,690	-
Weighted average exercise price	$0.5363	$0.5763	$-

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS:

On October 16, 2014, Asher converted $42,500 principal amount out of the April 11, 2014 notes for 471,967 shares of the Company’s common stock.

On October 28, 2014 the Company issued 335,000 shares of the Company’s common stock, in connection with the May 1, 2014 service agreement as detailed in note 4 above.

On December 8, 2014 the Company issued 209,041 shares of the Company’s common stock to Carter Terry, in connection with the issuance of as detailed in note 3 above.

During October and December 2014, the Company issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $191,250 for an aggregate purchase price of $170,000. The Notes mature one-year from the date of issuance and accrue interest at rates ranging from 8% to 10% per annum and in an event of default, the Notes bear interest at rates ranging from 16% to 24% per annum. The Notes may generally be converted into shares of the Company’s common stock at a conversion price discount to lowest trade or closing price during periods in proximity to the time of conversion subject to increases in the discount in certain cases such as a DTC “chill”.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended September 30, 2014. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, we concluded that our internal controls over financial reporting were not effective as of September 30, 2014.  Specifically, during our assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight.  Due to our limited resources, we do not have multiple levels of transaction review.  Additionally, we do not have a formal audit committee, and the Board of Directors does not have a financial expert, thus we lack the board oversight role within the financial reporting process.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the year ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”:

Between September 17, 2014 and December 3, 2014, we issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $516,250 for an aggregate purchase price of $316,250, with a Note in the principal amount of up to $250,000 subject to further funding of up to $175,000 in the discretion of the holder at any time in the future.

Notes in the principal amount of $266,250 mature one-year from the date of issuance and a Note in the principal amount of up to $250,000 matures two years from the date of payment. The Notes accrue interest at rates ranging from 8% to 12% per annum and in an event of default, the Notes bear interest at rates ranging from 12% to 24% per annum. The Notes may generally be converted into shares of our common stock at conversion prices ranging from 37% to 42% discounts to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under certain of the Notes if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is not DWAC or DTC eligible. In the event of an event of default the Notes may become immediately due and payable at premiums to the outstanding principal. The Notes also provide that if shares issuable upon conversion of the Notes are not timely delivered in accordance with the terms of the Notes then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

The Note in the principal amount of up to $250,000 may be prepaid at a premium at any time during the first 90 days from issuance and may not be prepaid thereafter and Notes in the principal amount of $266,250 may be prepaid at a premium to the outstanding principal or funded amount during the first 180 days from issuance but may not be prepaid thereafter.

The Company paid aggregate commissions of $7,500 to MD Global Partners, LLC and $46,000 to Carter Terry & Company (“Carter Terry”), registered broker-dealers, in connection with the issuance of some of Notes in the aggregate principal of up to $480,000. In addition, Carter Terry is entitled to a further amount of shares of our common stock equal to 4% of capital raised by them divided by the closing price of our common stock on the date of close.

Additional covenants, representations, and warranties between the parties are included in the Notes and any accompanying Securities Purchase Agreement that was entered into.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of any Securities Purchase Agreement and Notes, filed as exhibits to this Annual Report on Form 10-K.

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

Name	Age	Position
Joshua Shoham	62	Chairman of the Board.

Shlomo Palas	53	Chief Executive Officer and Director

Roy Amizur	52	Executive Vice President

Shlomo Zakai	45	Chief Financial Officer

Mark Radom	46	General Counsel and Chief Carbon Officer

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

Board Independence

We currently have three directors serving on our Board of Directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, neither of our directors would be considered an independent director.

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

Board Leadership Structure

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is currently in the best interests of the Company and its shareholders to separate these roles.   Mr. Shoham has served as our Chairman since March 2, 2012, and Mr. Shlomo Palas has been our Chief Executive Officer and a director since March 3, 2010.

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

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the year ended December 31, 2014, our executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions: Form 3s have not been filed for Joshua Shoham, Yigal Brosh, Roy Amitzur and Shlomo Zakai and Form 4s have not been filed for Shlomo Palas, Joshua Shoham, Roy Amitzur and Mark Radom with respect to various grants of shares made to them during the year ended December 31, 2014.

Item 11. Executive Compensation

Summary Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by Shlomo Palas, our Chief Executive Officer, Shlomo Zakai, our Chief Financial Officer, Roy Amitzur, our Executive Vice President, Mark Radom, our Chief Carbon Officer and general counsel.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shlomo Palas,

CEO and Director	2014	120,000	-	265,350	65,000	-	-	-	450,350

	2013	120,000	-	87,575	27,083	-	-	-	234,658

Shlomo Zakai,

CFO	2014	22,500	-	-	-	-	-	-	22,500

	2013	18,000	-	-	-	-	-	-	18,000

Roy Amitzur,

Executive Vice President	2014	120,000	-	217,591	47,500	-	-	-	385,091

	2013	128,000	-	71,813	19,791	-	-	-	219,604

Mark Radom,

Chief Carbon Officer and General Cournsel	2014	84,000	-	172,981	25,000	-	-	-	281,981

	2013	84,000	-	55,175	10,417	-	-	-	149,592

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Shlomo Palas	172,566	57,523		0.5763	30/04/2018	57,523	63,700
Roy Amitzur	126,106	42,036		0.5763	30/04/2018	42,036	46,550
Mark Radom	66,372	22,124		0.5763	30/04/2018	22,124	24,500

(1) The share amounts and share prices set forth in the table and footnotes give retroactive effect to our 1 for 113 reverse stock split which was effected on December 4, 2013.

(2) On April 30, 2013, Mr. Shoham was granted 168,142 shares of our common stock and options to purchase 168,142 shares of common stock, each of which will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share

 (3) On April 30, 2013, Mr. Palas was granted 230,089 shares of our common stock and options to purchase 230,089 shares of common stock, each of which will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share.

(4) On April 30, 2013, Mr. Amitzur was granted 168,142 shares of our common stock and options to purchase 168,142 shares of common stock, each of which will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share.

(5) On April 30, 2013, Mr. Radom was granted 88,496 shares of our common stock and options to purchase 88,496 shares of common stock, each of which will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share.

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

Roy Amitzur

On July 25, 2011, we, JLS and Roy Amitzur entered into a Management Services Agreement according to which JLS, a corporation owned by Mr. Amitzur, and Mr. Amitzur are engaged to provide management services to us devoting at least 75% of this time to us, with Mr. Amitzur serving as Executive Vice President. The term of the agreement was originally for two years and in July 2013, was extended for a further eight months. The agreement was further extended on the same terms on an oral basis. For services rendered under the agreement, JLS is entitled to a monthly fee of US$10,000 + VAT when applicable subject to us raising an aggregate amount of at least $450,000, which payments began in September 2012.   Subsequently, such fee increases to a monthly fee of $15,000 + VAT after we raise an aggregate equity investment of $2,000,000. JLS is currently paid a monthly fee of $10,000 + VAT. In addition, we issued to JLS 110,620 shares of common stock (after giving effect to the 1 for 113 reverse stock split which was effected on December 4, 2013) vesting in equal amounts quarterly over 24 months, all of which have fully vested.  JLS and Mr. Amitzur are entitled to participate on similar terms as the other executives of the Company in bonus plans or incentive compensation plans for its employees.  Both we and JLS/Mr. Amitzur have the right to terminate the agreement for any reason with prior notice of ninety days. We also have the right to terminate the agreement at any time for cause or disability, as such terms are defined in the agreement.

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

Shlomo Zakai

On January 9, 2012, we and Shlomo Zakai entered into a Services Agreement engaging Mr. Zakai as our Chief Financial Officer. Under the agreement, Mr. Zakai was originally paid on an hourly basis of 220 NIS per hour and, following amendment of the agreement, from September 2012, is paid $1,500 per month plus NIS80-150 per hour for bookkeeping services. Commencing January 1, 2014, Mr. Zakai began to receive a variable monthly rate of $1,500 to $3,500. Both we and Mr. Zakai have the right to terminate the agreement for any reason with prior notice of thirty days.

Director Compensation

Name	Fees Earned ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shlomo Palas	-	-	-	-	-	-	-

Joshua Shoham	120,000	224,092	57,500	-	-	-	401,592

Yigal Barosh	-	-	8,570				8,570

David Ferri	-	-	6,365				6,365

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. See Notes 4 and 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information as of January 12, 2015 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 35 Asuta Street, Even Yehuda, Israel 40500. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of January 12, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

	Amount	Percentage
	of Common	Of
	Shares	Class (1)
Name and Address of Beneficial Owner 5% Shareholders
Talya Levy-Tytiun 36/4 Weissburg street, Tel-Aviv, Israel	2,866,194	5.6%
Moshe Danino Ashdod, Israel	5,027,000	9.3%

Directors and Named Executive Officers
Shlomo Palas (2)	1,201,774	2.3%
Joshua Shoham (3)	1,001,994	1.9%
Yigal Brosh (4)	75,000	* %
Mark Radom (5)	825,138	1.6%
Roy Amitzur (6)	1,057,613	2.1%
Shlomo Zakai	-	- %
All Directors and Executive Officers as a Group (6 Persons)	4,161,519	8.1%

* Less than 1%

(1)	Based on 51,486,338 shares of common stock outstanding as at January 13, 2015.

(3)	Includes 201,327 shares issuable upon options exercisable within 60 days following January 13, 2015.

(4)	Includes 178,097 shares issuable upon options exercisable within 60 days following January 13, 2015.

(5)	Includes 75,000 shares issuable upon options exercisable within 60 days following January 13, 2015.

(6)	Includes 77,434 shares issuable upon options exercisable within 60 days following January 13, 2015.

(7)	Includes 147,124 shares issuable upon options exercisable within 60 days following January 13, 2015. In addition, includes 910,489 shares of common stock owned by JLS Advanced Investment, a company controlled by Roy Amitzur.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2014 and 2013 were $45,000 and $45,000 respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2014 and 2013.

.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended September 30, 2014 and 2013.

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

No.	Description
3.1	Amended and Restated Articles of Incorporation dated November 22, 2013 (1)
3.2	Bylaws dated February 2, 2010 (2)
10.1	Amended and Restated Orbit Energy Charlotte, LLC Purchase Agreement dated as of November 19, 2014 between Blue Sphere Corporation and Orbit Energy, Inc.
10.2	Amended and Restated Orbit Energy Rhode Island, LLC Purchase Agreement dated as of January 7, 2015 between Blue Sphere Corporation and Orbit Energy, Inc.
10.3	Amended and Restated Construction Financing Agreement dated as of June 6, 2014 between Orbit Energy Charlotte, LLC and Caterpillar Financial Services Corporation.
10.4	Securities Purchase Agreement between Blue Sphere Corporation and Adar Bays, LLC dated as of August 4, 2014.
10.5	Convertible Redeemable Note due August 4, 2015 issued to Adar Bays, LLC in the principal amount of $50,000.
10.6	Securities Purchase Agreement between Blue Sphere Corporation and LG Capital Funding LLC dated as of August 4, 2014.
10.7	Convertible Redeemable Note due August 4, 2015 issued to LG Capital Funding LLC in the principal amount of $110,250.
10.8	Securities Purchase Agreement between Blue Sphere Corporation and Union Capital, LLC dated as of August 4, 2014.
10.9	Convertible Redeemable Note due August 4, 2015 issued to Union Capital, LLC in the principal amount of $75,000.
10.10	Convertible Note dated August 7, 2014 issued to JSJ Investments Inc. in the principal amount of $125,000.
10.11	Securities Purchase Agreement between Blue Sphere Corporation and Iliad Research and Trading, L.P. dated as of August 18, 2014.
10.12	Convertible Promissory Note issued August 18, 2014 to Iliad Research and Trading, L.P. in the principal amount of $447,500.
10.13	Convertible Note dated August 26, 2014 issued to JMJ Financial in the principal amount of up to $350,000.
10.14	Original Issue Discount Convertible Promissory Note dated August 28, 2014 to JMJ Financial in the principal amount of up to $130,000.
10.15	Securities Purchase Agreement between Blue Sphere Corporation and Blue Citi, LLC dated as of August 27, 2014.
10.16	Convertible Redeemable Note due August 27, 2015 issued to Blue Citi, LLC in the principal amount of $100,000.
10.17	Securities Purchase Agreement between Blue Sphere Corporation and Coventry Enterprises, LLC dated as of September 17, 2014.
10.18	Convertible Redeemable Note due September 17, 2015 issued to Coventry Enterprises, LLC in the principal amount of $75,000.
10.19	Convertible Note dated September 22, 2014 issued to Vista Capital Investments, LLC in the principal amount of up to $250,000.
10.20	Securities Purchase Agreement between Blue Sphere Corporation and Eastmore Capital, LLC dated as of October 22, 2014.
10.21	Convertible Promissory Note dated October 22, 2014 issued to Eastmore Capital, LLC in the principal amount of $62,500.
10.22	Securities Purchase Agreement between Blue Sphere Corporation and Union Capital, LLC dated as of October 27, 2014.
10.23	Convertible Redeemable Note due October 27, 2015 issued to Union Capital, LLC in the principal amount of $50,000.
10.24	Securities Purchase Agreement between Blue Sphere Corporation and LG Capital Funding LLC dated as of December 3, 2014.
10.25	Convertible Redeemable Note due December 3, 2015 issued to LG Capital Funding LLC in the principal amount of $78,750.
21.1	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer
101	The following materials from Blue Sphere Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to our Form 8-K filed with the SEC on December 3, 2013.

(2)	Incorporated by reference to our Form 10-K filed with the SEC on January 13, 2014.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Sphere Corporation

January 13, 2015	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	January 13, 2015
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

By:	/s/ Shlomo Zakai	January 13, 2015
Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Joshua Shoham	January 13, 2015
Joshua Shoham
Director

By:	/s/ Yigal Brosh	January 13, 2015
Yigal Brosh
Director

