Form 10-Q
period 2014-12-31
BLUE SPHERE CORP.
filed 2015-02-18
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at February 18, 2015, there were 51,125,038 shares of common stock, par value $0.001 per share, outstanding.

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

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

1

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

IN U.S. DOLLARS

UNAUDITED

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	September 30,
	2014	2014
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$118	$298
Other current assets	286	265
Total current assets	404	563

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	35	-

INVESTMENT IN NONCONSOLIDATED SUBSIDIARY	5	-

PAYMENT ON ACCOUNT OF PROJECT	469	469
Total assets	$913	$1,032
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$30	$32
Accounts payables	7	12
Other accounts payable	341	343
Debentures, notes and loans	856	231
Total current liabilities	1,234	618

LONG TERM BANK LOAN	126	104

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each: Authorized: 1,750,000,000 shares at December 31, 2014 and September 30, 2014, Issued and outstanding: 51,125,044 shares and 50,109,036 shares at December 31, 2014 and September 30, 2014, respectively	1,127	1,126
Proceeds on account of shares	20	20
Additional paid-in capital	35,662	35,106
Accumulated deficit during the development stage	(37,256)	(35,942)
Total Stockholders’ Equity (Deficit)	(447)	310
Total liabilities and Stockholders’ Equity (Deficit)	$913	$1,032

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	December 31
	2014	2013
	(Unaudited)

OPERATING EXPENSES -
General and administrative expenses	$827	$1,494
FINANCIAL EXPENSES, net	468	37
	1,295	1,531
Equity in losses on nonconsolidated subsidiary	19	-
NET LOSS FOR THE PERIOD	$1,314	$1,531

Net loss per common share - basic and diluted	$(0.026)	$(0.134)

Weighted average number of common shares outstanding during the period - basic and diluted	51,031,823	11,450,784

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares	Capital	deficit	Equity (deficit)

BALANCE AT SEPTEMBER 30, 2014 (audited)	50,109,036	$1,126	$20	$35,106	$(35,942)	$310
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2014 (unaudited):
Share based compensation				97		97
Issuance of shares for services	544,041	1		93		94
Issuance of common stock in respect of issuance of convertible notes	471,967	-		44		44
Issuance of convertible debentures containing a beneficial conversion feature				322		322
Net loss for the period					(1,314)	1,314))

BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,256)	$(447)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares	Capital	deficit	Equity (deficit)

BALANCE AT SEPTEMBER 30, 2013 (audited)	9,621,210	$1,086	-	$26,998	$(28,566)	$(482)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2013 (unaudited):
Share based compensation	-	-		81	-	81
Issuance of common stock, net of issuance expenses	637,658	1		128	-	129
Issuance of shares for services	88,496	-		27	-	27
Issuance of common stock in respect of issuance of convertible notes	950,949	1		166	-	167
Net loss for the period	-	-		-	(1,531)	(1,531)

BALANCE AT DECEMBER 31, 2013 (Unaudited)	11,298,313	$1,088	-	$27,400	$(30,097)	$(1,609)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended
	December 31
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,314)	$(1,531)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	97	81
Depreciation	1	1
Equity in losses on nonconsolidated subsidiary	19	-
Expenses in respect of Convertible notes and loans	422	28
Issuance of shares for services	94	48
Decrease (increase) in other current assets	(21)	201
Decrease in accounts payables	(5)	(3)
Increase (decrease) in other account payables	(3)	775
Net cash used in operating activities	(710)	(400)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	-	(40)
Investment in nonconsolidated subsidiary	(24)	-
Payment for purchasing of fixed assets	(36)	-
Net cash used in investing activities	(60)	(40)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	37	382
Loans repaid	(7)	(68)
Proceeds from stock issued for cash	-	108
Proceeds from issuance of convertible debenture	560	-
Net cash provided by financing activities	590	422

DECREASE IN CASH AND CASH EQUIVALENTS	(180)	(18)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	46

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118	$28

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 -     BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp.. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

On October 2, 2014 the Company together with third parties established Clean Energy Ltd (Clean Energy) in Israel. Clean Energy is focused on project integration in the clean energy production and waste to energy markets mainly in Israel. The Company holds 50% in Clean Energy.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 –      GENERAL (continue)

On November 19, 2014, the Company signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to us in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature (the “Participation”). The Company also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD”) and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 (the “Management Fee”) subject to certain conditions. The Amended OEC Purchase Agreement provided that the Company had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2014 upon payment of $75,000. If the Company did not pay the development fee and reimbursement amount by January 15, 2014, then ownership of the OEC will automatically revert back to Orbit.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 -     INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of December 31, 2014 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

The September 30, 2014 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

NOTE 4 –    SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2014, are applied consistently in these financial statements.

NOTE 5 -     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company had approximately $118 thousand in cash and cash equivalents, approximately $830 thousand in negative working capital, a stockholders’ deficit of approximately $447 thousand and an accumulated deficit of approximately $37,256 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 -    NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 was filed.

NOTE 7 –    COMMON SHARES:

On October 28, 2014 the Company issued 335,000 shares of the Company’s common stock, in connection with the May 1, 2014 service agreement.

During October, 2014, Asher converted $42,500 principal amount out of the April 11, 2014 notes for 471,967 shares of the Company’s common stock.

On December 8, 2014 the Company issued 209,041 shares of the Company’s common stock to Carter Terry, in connection with the issuance of as detailed in note 8 below.

On October 3, 2014 the Company signed a consulting agreement with a non-US citizen according to which the consultant would provide investor relation and public relations services for a period of one year. The Company agreed to grant the consultant 2,000,000 shares of the Company and additional 500,000 options to purchase company's shares at an exercise price of $0.001 per shares.

NOTE 8 –    DEBENTURES AND NOTES:

Other Notes

Between August 4, 2014 and September 22, 2014, the Company issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $1,207,750 for an aggregate purchase price of $1,040,919, net of expenses incurred in connection of such notes.

Between October 28, 2014 and December 24, 2014 the Company issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $504,250 for an aggregate purchase price of $464,970, net of expenses incurred in connection of such notes.

The Notes generally mature one-year from the date of issuance and accrue interest at rates ranging from 5% to 18% per annum and in an event of default, the Notes bear interest at rates ranging from 12% to 24% per annum. The Notes may generally be converted into shares of the Company’s common stock at conversion prices ranging from 37% to 45% discounts to lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

In accordance with ASC 470-20, the company allocated a portion of the proceeds equal to the intrinsic value of beneficial conversion feature embedded in the debentures in the amounts of $1,040,919 and $321,990 as of September 30, 2014 and December 31, 2014 respectively, to additional paid-in capital, and recorded a corresponding discount on such debentures. During the three month ended December 31, 2014 the company recorded amortization expenses in the amount of $390,726, in respect of the above discount.

BLUE SPHERE CORP.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 –    SUBSEQUENT EVENTS:

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

On December 4, 2013, the Company signed purchase orders and made down-payments for a biosqueeze system for the pre-treatment of organic solid waste for the North Carolina project and a heat exchanger for the pre-heating of the organic feedstock entering into the anaerobic digester to ensure a constant temperature for the Rhode Island project. The Company continued work on this equipment until March 2014 when the Company was forced to suspend work due to lack of funding.

On November 19, 2014, the Company signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to the Company in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature (the “Participation”). The Company also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD”) and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 (the “Management Fee”) subject to certain conditions. The Amended OEC Purchase Agreement provided that we had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2014 upon payment of $75,000. If the Company did not pay the development fee and reimbursement amount by January 15, 2014, then ownership of the OEC will automatically revert back to Orbit.

On January 15, 2015, ownership of OEC reverted back to Orbit.

On January 30, 2015, the Company entered into and signed the (i) Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among Orbit, Concord Energy Partners, LLC, a Delaware limited liability company (“Buyer”) and Project LLC (the “New OEC Purchase Agreement”) pursuant to which Buyer purchased all of Orbit’s right, title and interest in and to the membership interests of Project LLC (the “Interests”), (ii) Orbit abandoned all economic and ownership interest in the Interests in favor of Buyer, (iii) Orbit ceased to be a member of Project LLC and (iv) admitted Buyer as the sole member of Project LLC.

Subject to the satisfaction of certain conditions precedent by Orbit, the Company further agreed to be responsible for all costs of evaluating and incorporating Orbit’s high solids anaerobic digestion technology consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Orbit in combination with the proprietary bacteria to be supplied by Orbit (the “Technology”) and two high solids anaerobic digester units designed by Orbit in the Charlotte, North Carolina project up to a total maximum capacity of 100 tons per day, including both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Technology incorporated into the project.

The Company further agreed in a letter agreement dated January 29, 2015 to pay Orbit an amount equal to thirty percent (30%) of the Project’s distributable cash flow after BSC and the party(ies) making an equity investment in the Project fully recoup their respective investment in the Project (such investment(s) to be calculated solely as amounts expended in and for the construction of the Project) and the Project achieves a thirty (30%) percent internal rate of return, which, for the avoidance of doubt, will take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature and an annual management fee of $187,500. We also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the Project.

The Company also entered into and signed the Development and Indemnification Agreement with Concord Energy Partners LLC and York Renewable Energy Partners LLC and the Amended and Restated Limited Liability Agreement of Concord Energy Partners LLC with York Renewable Energy Partners LLC pursuant to which the Company received $1,250,000 in cash and will receive $587,500 upon achieving mechanical completion and $587,5000 upon achieving commercial operation of our Charlotte, NC biogas project.

In parallel with this, the Company terminated our amended and restated construction finance agreement dated June 6, 2014 with Caterpillar Financial Services Corporation.

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

Projects

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester
•	Johnston, RI Waste to Energy Anaerobic Digester
•	Middleborough, MA Waste to Energy Anaerobic Digester

Italy

•	Soc. agr. AGRICERERE srl – Tromello (Pavia)
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia)
•	Soc. agr. AGRISORSE srl - Garlasco (Pavia)
•	Soc. agr. GEFA srl – Dorno (Pavia)
•	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia)
•	Soc. agr. ER srl – Aprilia (Latina)
•	Soc. agr. BIOENERGIE SRL – Aprilia (Latina)

Israel

•	Ramat Chovav Waste to Energy Anaerobic Digester

Ghana

•	Oti Sanitary Landfill Waste to Energy
•	Accra Transfer Station Waste to Energy Anaerobic Digester

Results of Operations

Revenue

As at December 31, 2014, we had recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the three-month period ended December 31, 2014 were $827,000 as compared to $1,494,000 for the three-month period ended December 31, 2013. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers somewhat offset by our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Net Loss

As a result of the above, we incurred a net loss of $1,313,000 for the three-month period ended December 31, 2014, as compared to a net loss of $1,531,000 for the three-month period ended December 31, 2013.  We anticipate losses in future periods. The decrease is mainly attributable to the decrease in share-based compensation for employees and service providers somewhat offset by our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects and the increase in financial expenses mainly attributed to the amortization expenses in respect of the beneficial conversion feature embedded in debentures issued by the Company.

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

As at December 31, 2014, we had cash of $118,000 compared to $298,000 as of December 31, 2013. As at December 31, 2014, we had a working capital deficit of $830,000 compared to $55,000 as of December 31, 2013.

Net cash used in operating activities was $710,000 for the three months ended December 31, 2014, compared to $400,000 for the same period in 2013. Currently operating costs exceed revenue.

Net cash flows used in investing activities was $60,000for the three months ended December 31, 2014 as compared to $40,000 for the same period in 2013. The net increase in cash used in investing activities was due to payments made during the three months ended December 31, 2014 for the purchase of fixed assets as well as investment in nonconsolidated subsidiary.

Net cash flows provided by financing activities was $590,000 for the three months ended December 31, 2014 as compared to $422,000 for the same period in 2013. The increase in cash provided by financing activities was due to an increase in equity financing and loans received from third-parties. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Off-Balance Sheet Arrangements

As at December 31, 2014, we had no off-balance sheet arrangements of any nature.

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

Changes in Internal Controls

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended December 31, 2014. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

[insert details about convertible notes from January 2015]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Subsequent Events Disclosure

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

On November 19, 2014, we signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to us in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature (the “Participation”). We also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD”) and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 (the “Management Fee”) subject to certain conditions. The Amended OEC Purchase Agreement provided that we had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2014 upon payment of $75,000. If we did not pay the development fee and reimbursement amount by January 15, 2014, then ownership of the OEC will automatically revert back to Orbit.

On January 15, 2015, ownership of OEC reverted back to Orbit.

On January 30, 2015, we entered into and signed the (i) Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among Seller, Concord Energy Partners, LLC, a Delaware limited liability company (“Buyer”) and Project LLC (the “New OEC Purchase Agreement”) pursuant to which Buyer purchased all of Seller’s right, title and interest in and to the membership interests of Project LLC (the “Interests”), (ii) Seller abandoned all economic and ownership interest in the Interests in favor of Buyer, (iii) Seller ceased to be a member of Project LLC and (iv) admitted Buyer as the sole member of Project LLC.

Subject to the satisfaction of certain conditions precedent by Orbit, we further agreed to be responsible for all costs of evaluating and incorporating Orbit’s high solids anaerobic digestion technology consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Orbit in combination with the proprietary bacteria to be supplied by Orbit (the “Technology”) and two high solids anaerobic digester units designed by Orbit in the Charlotte, North Carolina project up to a total maximum capacity of 100 tons per day, including both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Technology incorporated into the project.

We further agreed in a letter agreement dated January 29, 2015 to pay Orbit an amount equal to thirty percent (30%) of the Project’s distributable cash flow after BSC and the party(ies) making an equity investment in the Project fully recoup their respective investment in the Project (such investment(s) to be calculated solely as amounts expended in and for the construction of the Project) and the Project achieves a thirty (30%) percent internal rate of return, which, for the avoidance of doubt, will take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature and an annual management fee of $187,500. We also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the Project.

We also entered into and signed the Development and Indemnification Agreement with Concord Energy Partners LLC and York Renewable Energy Partners LLC and the Amended and Restated Limited Liability Agreement of Concord Energy Partners LLC with York Renewable Energy Partners LLC pursuant to which we received $1,250,000 in cash and will receive $587,500 upon achieving mechanical completion and $587,5000 upon achieving commercial operation of our Charlotte, NC biogas project.

In parallel with this, we terminated our amended and restated construction finance agreement dated June 6, 2014 with Caterpillar Financial Services Corporation.

All of the foregoing was reported more fully on our current report on Form 8-K dated February 3, 2015.

On January 12, 2015, we issued a 10% convertible promissory note to an accredited investor in an aggregate principal amount of $220,000. The aggregate initial purchase price was $55,000, including $5,000 of original issue discount, insofar as the initial aggregate purchase amount was only $60,000. This note matures one-year from the date of issuance at the full initial principal amount of $60,000. This note may generally be converted into shares of our common stock at a conversion price of 45% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default. The investor reserves the right to pay additional consideration at any time and in any amount it desires, up to the total face value of this Note, at its sole discretion. The principal sum (including the prorated amount of the original issue discount) owed by the Company shall be prorated to the amount of consideration paid by the investor and only the consideration received by the Company, plus prorated interest and other fees and prorated original issue discount, shall be deemed owed by the Company. The original issue discount is set at 10% of any consideration paid. The Company is not responsible to repay any unfunded portion of such note.

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

On January 12, 2015, we issued an 8% convertible promissory note to an accredited investor in an aggregate principal amount of $140,400 for an aggregate purchase price of $130,000, including $140,400 of original issue discount. This note matures one-year from the date of issuance at the full principal amount of $140,400. This note may generally be converted into shares of our common stock at a conversion price of a 42% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

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

ITEM 6.

No.	Description
10.1	Amended OEC Purchase Agreement dated January 30, 2015(1)
10.2	Development and Indemnification Agreement dated January 30, 2015(1)
10.3	Amended and Restated Concord Renewable Energy Partners LLC Agreement dated January 30, 2015(1)
10.4	Orbit Letter Agreement dated January 29, 2015
10.5	Tangiers Investment Group, LLC 10% Note Purchase Agreement dated January 12, 2015
10.6	Tangiers Investment Group, LLC $60,000 Convertible Note dated January 12, 2015
10.7	Blue Citi, LLC Note Purchase Agreement dated January 12, 2015
10.8	Blue Citi, LLC 8% 140,400 Convertible Note dated January 12, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

(1) Incorporated by reference to our Form 8-K filed with the SEC on February 3, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: February 18, 2015

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 18, 2015

