Form 10-Q
period 2015-03-31
BLUE SPHERE CORP.
filed 2015-05-15
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As at May 14, 2015, there were 83,597,582 shares of common stock, par value $0.001 per share, outstanding.

Our financial statements are stated in United States dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its wholly-owned subsidiary, Eastern Sphere, Ltd.1, unless the context clearly requires otherwise.

1 Note to Company: Is Bluesphere Italy S.r.l a wholly-owned subsidiary? Please confirm there are no other subsidiaries to be disclosed.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

1

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

IN U.S. DOLLARS

UNAUDITED

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	September 30,
	2015	2014
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$374	$298
Other current assets	141	265
Total current assets	515	563

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	34	-

PAYMENT ON ACCOUNT OF PROJECT	469	469
Total assets	$1,018	$1,032
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Current maturities of long term loan	$29	$32
Accounts payables	29	12
Other accounts payable	448	343
Debentures, notes and loans	952	231
Total current liabilities	1,458	618

LONG TERM BANK LOAN	114	104

STOCKHOLDERS' DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2015 and September 30, 2014, Issued and outstanding: 51,125,044 shares and 50,109,036 shares at March 31, 2015 and September 30, 2014, respectively	1,146	1,126
Proceeds on account of shares	35	20
Additional paid-in capital	37,332	35,106
Accumulated deficit during the development stage	(39,067)	(35,942)
Total Stockholders’ Equity (Deficit)	(554)	310
Total liabilities and Stockholders’ Equity (Deficit)	$1,018	$1,032

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Six months ended		Three months ended
	March 31		March 31
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses, net *	$1,839	$2,803	$993	$1,309
FINANCIAL EXPENSES (INCOME), net	1,286	81	819	44
NET LOSS FOR THE PERIOD	$3,125	$2,884	$1,812	$1,353

Net loss per common share – basic and diluted	$(0.059)	$(0.220)	$(0.033)	$(0.092)

Weighted average number of common shares outstanding during the period – basic and diluted	53,194,039	13,080,574	55,404,305	14,746,582

*	Net of $1,586,000 development fees and reimbursements received.

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares	Capital	deficit	Equity (deficit)

BALANCE AT SEPTEMBER 30, 2014 (audited)	50,109,036	$1,126	$20	$35,106	$(35,942)	$310
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED MARCH 31, 2015 (unaudited):
Share based compensation				152		152
Issuance of common stock, net of issuance expenses	609,039	1		81	-	82
Issuance of shares for services	8,658,908	9		972		981
Issuance of common stock in respect of issuance of convertible notes	10,435,684	10		518		528
Issuance of convertible debentures containing a beneficial conversion feature				503		503
Proceeds on account of shares not yet issued			15			15
Net loss for the period					(3,125)	(3,125)
BALANCE AT MARCH 31, 2015 (Unaudited)	69,812,667	$1,146	$35	$37,332	$(39,067)	$(554)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares	Capital	deficit	Equity (deficit)

BALANCE AT SEPTEMBER 30, 2013 (audited)	9,621,210	$1,086	-	$26,998	$(28,566)	$(482)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED MARCH 31, 2014 (unaudited):
Share based compensation				968	-	968
Issuance of common stock, net of issuance expenses	3,027,274	3		230	-	233
Issuance of shares for services	1,443,202	1		198	-	199
Issuance of common stock in respect of issuance of convertible notes	4,088,449	5		410	-	415
Net loss for the period					(2,884)	(2,884)
BALANCE AT MARCH 31, 2014 (Unaudited)	18,180,135	$1,095	$28,804	$(31,450)	$(1,551)	18,180,135

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended
	March 31
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,125)	$(2,884)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	152	81
Depreciation	2	1
Expenses in respect of Convertible notes and loans	1,141	38
Issuance of shares for services	981	152

Decrease in other current assets	129	237
Increase in accounts payables	17	1
Increase in other account payables	105	702
Net cash used in operating activities	(598)	(1,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	-	(70)
Investment in nonconsolidated subsidiary	(24)	-
Payment for purchasing of fixed assets	(36)	-
Net cash used in investing activities	(60)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	348	584
Loans and convertible debentures repaid	(483)	(260)
Proceeds from stock issued for cash	82	1,386
Proceeds on account of shares	15	-
Proceeds from issuance of convertible debenture	772	-
Net cash provided by financing activities	734	1,710

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76	(32)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	46

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374	$14

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2015 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

Blue Sphere Corp. (the “Company”) together with its wholly owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc ("Binosphere"), Charlottesphere LLC ("Charlotteshpere”), Johnstonsphere LLC (“Johnstonsphere”), Sustainable Energy Ltd. (“SEL”) and Tipping LLC (“Tipping”) is focused on project integration in the clean energy production and waste to energy markets.

As at March 31, 2015, Tipping, Johnstonsphere and Charlottesphere had not commenced their respective operations.

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

The Company is currently focusing on (i) 11 projects in the United States, Italy and Israel, for which it has either signed agreements, letters of intent, or memoranda of understanding to own and implement such projects and which are in various stages of development and (ii) a recently licensed fast charging battery technology (as detailed below).

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

NOTE 2 – GENERAL (continue)

On January 30, 2015, the Company, Buyer and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “D and I Agreement”) pursuant to which in consideration of the representations and warranties regarding Project LLC, its assets and liabilities and the Project and the covenants of the Company set forth therein, Buyer agreed to pay the Company $1,250,000 and issue 250 Series B units (“Series B Units”) to the Comapny and 750 Series A Units (“Series A Units”) to York, such that York will be a member of Buyer holding 750 Series A units representing 75% of the limited liability company interests of Buyer and BSC was admitted as a member of Buyer holding 250 Series B units representing 25% of the limited liability company interests of Buyer in accordance with the terms of an amended and restated limited liability company agreement of Buyer.

On January 30, 2015, the Company and York entered into an amended and restated limited liability company operating agreement (the “Concord LLC Agreement”) to establish two new classes of limited liability company interests represented by Series A units and Series B units, admit the Company as a 25% member of Buyer (as disclosed above) with the Company’s right to receive distributions from Buyer being subject to certain priorities in favor of York and pay to the Company two equal installments of $587,500 upon (i) mechanical completion of the Project and (ii) commercial operation of the Project. Buyer shall be managed by a board of Managers initially consisting of three managers (the “Board”). So long as York owns more than 50% of the membership interest of Buyer, York shall be entitled to appoint two of the Board’s three managers. So long as the Company owns no less than 12.5% of the membership interests in Buyer, the Company shall be entitled to appoint one manager. In the event that the Board determines in good faith that equity capital in addition to the initial Project budget is needed by Buyer and is in the best interests of the Project, the Board shall, in good faith, determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, the Company’s percentage interest in Buyer shall be reduced accordingly. There are also certain restrictions on the Company’s right to transfer its membership interests to third-parties.

In parallel with this, the Company terminated our amended and restated construction finance agreement dated June 6, 2014 with Caterpillar Financial Services Corporation.

In February 2015 the Company received $1,586,000 related to the above development fees and reimbursements. Such amounts were credited against expenses incurred during the six months ended March 31, 2015 in respect of the North Carolina project.

On January 7, 2015, the Company signed an amended and restated purchase agreement for the Rhode Island project (the “Amended OERI Purchase Agreement”). Subject to the terms of the Amended OERI Purchase Agreement, Orbit transferred full ownership of OERI to the Company in exchange for a development fee of $300,000, reimbursement of $86,432 and an amount equal to 30% of the distributable cash flow from the Rhode Island project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. The Company also agreed to use high solid anaerobic digester units designed by Orbit and to retain Orbit to implement and operate the digester units for an annual management fee of $187,500 subject to certain conditions. The Amended OERI Purchase Agreement provides that the Company has until January 22, 2015 to pay Orbit the development fee and reimbursement amount, which may be extended to February 28, 2015 upon payment of $31,000. If the Company do not pay the development fee and reimbursement amount by January 22, 2015, or February 28, 2015 if extended, then ownership of OERI will automatically revert back to Orbit.

Payments on account of land permits related to this projects on the amount of $469 thousand are presented as long term assets in the balance sheet as of March 31, 2015.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2015 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2015, the Company had approximately $374 thousand in cash and cash equivalents, approximately $943 thousand in negative working capital, a stockholders’ deficit of approximately $554 thousand and an accumulated deficit of approximately $39,067 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On October 3, 2014 the Company signed a consulting agreement with a non-US citizen according to which the consultant would provide investor relation and public relations services for a period of one year. The Company agreed to grant the consultant 2,000,000 shares of the Company and additional 500,000 options to purchase company's shares at an exercise price of $0.001 per shares. Such shares were issued on March 19, 2015. In addition, on the same date the Company issued the consultant 500,000 shares of the Company for the exercised of the options granted.

On February 28, 2015 and March 19, 2015 the Company issued 6,114,867 shares of the Company the consultant in respect of his September 2014 consulting investor relation and public relations services agreement with the Company.

On March 12, 2015 the Company issued 109,039 shares of the Company for an investor pursuant to the exercise of his options granted at May 2014.

NOTE 8 – STOCK OPTIONS:

On February 24, 2015 the Company approved and adopted the “Global Shares and Options Incentive Enhancement Plan 2014” (the “Plan”). Subject to the other conditions of the Plan, the Board of Directors of the Company has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants, (ii) the number of options or shares to be covered by each award, (iii) the time or times at which the award shall be granted, (iv) the vesting schedule and other terms and conditions applying to awards, (v) the form(s) of written agreements applying to awards, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the Plan and the granting of awards.

In addition, the Company approved the grant of 13,100,000 shares and 3,175,000 options to purchase shares of the Company to its managers. The shares vest on a quarterly basis over a two-year period. The options vest on a quarterly basis over a 2 years period with an exercise price of $0.14 per share.

As a one-time, special award, the Company approved the grant of 2,575,000 shares to the managers of the Company under the Global Share Incentive Plan (2010).

NOTE 9 – DEBENTURES, NOTES AND LOANS:

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

On January 12, 2015, the Company issued a 10% convertible promissory note to an accredited investor in an aggregate principal amount of $220,000. The aggregate initial purchase price was $55,000, including $5,000 of original issue discount, insofar as the initial aggregate purchase amount was only $60,000. This note matures one-year from the date of issuance at the full initial principal amount of $60,000. This note may generally be converted into shares of our common stock at a conversion price of 45% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default. The investor reserves the right to pay additional consideration at any time and in any amount it desires, up to the total face value of this Note, at its sole discretion. The principal sum (including the prorated amount of the original issue discount) owed by the Company shall be prorated to the amount of consideration paid by the investor and only the consideration received by the Company, plus prorated interest and other fees and prorated original issue discount, shall be deemed owed by the Company. The original issue discount is set at 10% of any consideration paid. The Company is not responsible to repay any unfunded portion of such note

On January 12, 2015, the Company issued an 8% convertible promissory note to an accredited investor in an aggregate principal amount of $140,400 for an aggregate purchase price of $130,000, including $14,400 of original issue discount. This note matures one-year from the date of issuance at the full principal amount of $140,400. This note may generally be converted into shares of our common stock at a conversion price of a 42% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

In accordance with ASC 470-20, the company allocated a portion of the proceeds equal to the intrinsic value of beneficial conversion feature embedded in the debentures in the amounts of $1,040,919 and $482,485 as of September 30, 2014 and March 31, 2015 respectively, to additional paid-in capital, and recorded a corresponding discount on such debentures. During the six and three month ended March 31, 2015 the company recorded amortization expenses in the amounts of $565,395 and $390,726, respectively, in respect of the above discount.

During February and March 2015, notes holders of $590 thousands principal amount, converted their notes to 9,963,717 shares of the Company common stock.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBENTURES, NOTES AND LOANS (continue):

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

The Company paid aggregate commissions of $7,500 to MD Global Partners, LLC and $46,000 to Carter Terry & Company (“Carter Terry”), registered broker-dealers, in connection with the issuance of some of Notes in the aggregate principal of up to $480,000. In addition, Carter Terry is entitled to receive 100,000 shares of the Company’s common stock and a further amount of shares of our common stock equal to 4% of capital raised by them divided by the closing price of our common stock on the date of close. On December 8, 2014 the Company issued 209,041 shares of the Company’s common stock.

Additional covenants, representations, and warranties between the parties are included in the Notes and accompanying Securities Purchase Agreements that were entered into.

On March 15, 2015, the Company entered into a loan agreement with Israeli citizens, pursuant to which the Company borrowed $220,000 and agreed to issue 3,000,000 shares. The Company received only $200,000 with $20,000 being deducted from the amount of cash transferred to the Company. This note bears no interest and is payable in full as soon as we receive any cash proceeds from our Charlotte, Rhode Island or Italian projects and, if no such cash proceeds are received, then by no later than December 25, 2015. The Company’s obligations under this note are personally guaranteed by Shlomi Palas, the Company’s chief executive officer.

On March 25, 2015, the Company entered into a loan agreement with Valter Team, Ltd., an Israeli company, pursuant to which, the Company borrowed $68,750 and agreed to issue 250,000 restricted shares. The Company received only $62,500 with $6,250 being deducted from the amount of cash transferred to the Company. This note bears no interest and is payable in full as soon as we receive any cash proceeds from our Charlotte, Rhode Island or Italian projects and, if no such cash proceeds are received, then by no later than December 25, 2015. The Company’s obligations under this note are personally guaranteed by Shlomi Palas, the Company’s chief executive officer

NOTE 10 – SUBSEQUENT EVENTS:

During April and May 2015the Company issued 11,055,732 shares of common stock in respect of the conversion of notes.

During April 2015 the Company issued 1,875,000 under its Global Share Incentive Plan (2010) as detailed in note 7 above.

On April 8, 2015, the Company entered into and signed the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among Seller, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Buyer”) and Project LLC (the “New OERI Purchase Agreement”) pursuant to which (i) Buyer purchased all of Seller’s right, title and interest in and to the membership interests of Project LLC (the “Interests”), (ii) Seller abandoned all economic and ownership interest in the Interests in favor of Buyer, (iii) Seller ceased to be a member of Project LLC and (iv) admitted Buyer as the sole member of Project LLC. Subject to the satisfaction of certain conditions precedent by Seller, BSC agreed to be responsible for all costs of evaluating and incorporating Seller’s high solids anaerobic digestion technology consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Seller in combination with the proprietary bacteria to be supplied by Seller (the “Technology”) and two high solids anaerobic digester units designed by Seller (the “HSAD Units”) in the Project up to a total maximum capacity of 75 tons per day, including both direct and indirect costs, all payments to be made to Seller and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Technology incorporated into the Project.

BSC further acknowledged in the New OERI Purchase Agreement its continuing responsibility to (i) pay Orbit an amount equal to thirty percent (30%) of the Project’s distributable cash flow after BSC and the party(ies) making an equity investment in the Project fully recoup their respective investment in the Project (such investment(s) to be calculated solely as amounts expended in and for the construction of the Project) and the Project achieves a thirty (30%) percent internal rate of return, which, for the avoidance of doubt, will take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature and an annual management fee of $187,500 and (ii) to enter into an operation agreement with Orbit in respect of the HSAD Units to be integrated into the Project.

Development and Indemnification Agreement

On April 8, 2015, the Company, Buyer and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “D and I Agreement”) pursuant to which in consideration of the representations and warranties regarding Project LLC, its assets and liabilities and the Project and the covenants of BSC set forth therein, Buyer agreed to pay to BSC $1,481,900 and issue 2,275 Series B units (“Series B Units”) to BSC and 7,725 Series A Units (“Series A Units”) to York, such that York will be a member of Buyer holding 7,725 Series A units representing 77.25% of the limited liability company interests of Buyer and BSC was admitted as a member of Buyer holding 2,275 Series B units representing 22.75% of the limited liability company interests of Buyer in accordance with the terms of an amended and restated limited liability company agreement of Buyer.

On April 8, 2015, the Company and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish two new classes of limited liability company interests represented by Series A units and Series B units, admit BSC as a 22.75% member of Buyer (as disclosed above) with BSC’s right to receive distributions from Buyer being subject to certain priorities in favor of York and pay to BSC three equal installments of $562,500 upon (i) signing the D and I Agreement (which amount was part of the $1,541,900 received by BSC, as mentioned above), (ii) on the later of (1) the date of “Mechanical Completion” (as defined in the Amended and Restated Agreement for the Design, Construction and Delivery of a Biogas Plant between Auspark LLC and Project LLC, dated April 8, 2015, with respect to the Project) or (2) the date on which the fully-executed, final Interconnection Agreement between Project LLC and National Grid, including receipt of any regulatory approvals as may be necessary from the Rhode Island Public Utility Commission, is delivered to Project LLC and (ii) commercial operation of the Project. Buyer shall be managed by a board of Managers initially consisting of three managers (the “Board”). So long as York owns more than 50% of the membership interest of Buyer, York shall be entitled to appoint two of the Board’s three managers. So long as BSC owns no less than 11.375% of the membership interests in Buyer, BSC shall be entitled to appoint one manager. In the event that the Board determines in good faith that equity capital in addition to the initial Project budget is needed by Buyer and is in the best interests of the Project, the Board shall, in good faith, determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, BSC’s percentage interest in Buyer shall be reduced accordingly. There are also certain restrictions on BSC’s right to transfer its membership interests to third-parties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained in Part I, Item 1 of this report.

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) the financial and operating performance of any of our projects, (iii) uncertainties regarding the market for and value of carbon credits and other environmental attributes, (iv) political and governmental risks associated with the countries in which we may operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history.

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

Company Overview

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

We are currently focusing on (i) 11 projects in various stages of development, for which we have signed either agreements, letters of intent or memoranda of understanding to own and implement such projects, and (ii) a recently acquired fast charging battery technology.

Projects

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester (under construction with commercial operation expected in the fourth quarter of 2015)
•	Johnston, RI Waste to Energy Anaerobic Digester (under construction with commercial operation expected in the fourth quarter of 2015)
•	Middleborough, MA Waste to Energy Anaerobic Digester

Italy

•	Soc. agr. AGRICERERE srl – Tromello (Pavia)
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia)
•	Soc. agr. AGRISORSE srl - Garlasco (Pavia)
•	Soc. agr. GEFA srl – Dorno (Pavia)
•	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia)

•	Soc. agr. ER srl – Aprilia (Latina)
•	Soc. agr. BIOENERGIE SRL – Aprilia (Latina)

Israel

•	Ramat Chovav Waste to Energy Anaerobic Digester

Results of Operations – For the Three Months Ended March 31, 2015 Compared to the three Months Ended March 31, 2014

Revenue

As at March 31, 2015, we had recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the three-month period ended March 31, 2015 were $993,000 as compared to $1,309,000 for the three-month period ended March 31, 2014. The decrease is mainly attributable to development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project somewhat offset by share-based compensation expenses for employees and service providers and by our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Net Loss

We incurred a net loss of $1,812,000 for the three-month period ended March 31, 2015, as compared to a net loss of $1,353,000 for the three-month period ended March 31, 2014.  We anticipate losses in future periods. The increase is mainly attributable to the increase in financial expenses mainly attributed to the amortization expenses in respect of the beneficial conversion feature embedded in debentures issued by the Company and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects somewhat offset by development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project.

Inflation

Our results of operations have not been materially affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Results of Operations – For the Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014

Revenue

As at March 31, 2015, we had recorded no revenue since inception.

General and administrative expenses

General and administrative expenses for the six-month period ended March 31, 2015 were $1,820,000 as compared to $2,803,000 for the six-month period ended March 31, 2014. The decrease is mainly attributable to development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project somewhat offset by share-based compensation expenses for employees and service providers and by our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects.

Net Loss

We incurred a net loss of $3,125,000 for the six-month period ended March 31, 2015, as compared to a net loss of $2,884,000 for the six-month period ended March 31, 2014.  We anticipate losses in future periods. The increase is mainly attributable to the increase in financial expenses mainly attributed to the amortization expenses in respect of the beneficial conversion feature embedded in debentures issued by the Company and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects somewhat offset by development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As at March 31, 2015, we had cash of $374,000, as compared to $14,000 as of March 31, 2014. As at March 31, 2015, we had a working capital deficit of $948,000, as compared to $1,767,000 as of March 31, 2014.

Net cash used in operating activities was $598,000 for the six–month period ended March 31, 2015, as compared to $1,672,000 for the six-month period ended March 31, 2014. Currently, operating costs exceed revenue.

Net cash flows used in investing activities was $60,000 for the six-month period ended March 31, 2014, as compared to $70,000 for the six-month period ended March 31, 2014.

Net cash flows provided by financing activities was $734,000 for the six-month period ended March 31, 2015, as compared to $1,710,000 for the six-month period ended March 31, 2014. The decrease in cash provided by financing activities was due to an decrease in equity financing for cash somewhat offset by an increase in the financing from issuance of convertible debenture and loans received from third-parties. Until the quarter ended March 31, 2015 we had principally financed our operations through the sale of our common stock and the issuance of debt.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.—to be discussed with the auditors

Management anticipates that existing cash resources will be sufficient to fund our planned operations and project investment through the end of calendar year 2015. We estimate that, in order to fund our continued existence through the end of calendar year 2015, we will require $3,110,705 in cash. This includes up to approximately $430,000 (based on today’s exchange rate from Euro to U.S. dollars) we may have to invest in the implementation of our first seven projects in Italy.

To-date, we have arranged all required financing for our projects from third-parties. The Italian projects, if consummated, will be the first projects in which we will invest our own funds in the purchase thereof. Otherwise, although no assurance can be offered, we intend to finance all other projects through third-parties. There is no assurance that we will be successful in financing our projects.

Although we have started booking revenue and have sufficient funds through the end of calendar year 2015, we are still seeking to raise additional funds for future operations and possible project investment and any meaningful equity or convertible debt financing will likely result in significant dilution to our existing shareholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As at March 31, 2015, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

We are seeking to operate outside of the United States, making us susceptible to changes in the economic, political, and social conditions therein. The world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates, in some cases, negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many countries have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on our results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect the Company’s profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-months ended March 31, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such periods, the Company’s disclosure controls and procedures were not effective as of March 31, 2015, due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: Due to limited manpower, the Company did not have sufficient segregation of duties to support its internal control over financial reporting and lacked multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner, or that they will be adequate once implemented.

Changes in Internal Controls

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended March 31, 2015. Based on that evaluation, our CEO and our CFO concluded that, except for the formation of an internal control committee consisting of our CFO and general counsel on March 1, 2015 which is to receive copies of all agreements to be signed by the Company, no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 12, 2015, we issued an 8% convertible promissory note to an accredited investor in an aggregate principal amount of $140,400 for an aggregate purchase price of $130,000, including $14,400 of original issue discount. This note matures one-year from the date of issuance at the full principal amount of $140,400. This note may generally be converted into shares of our common stock at a conversion price of a 42% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

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

On March 25, 2015, we entered into a loan agreement with Valter Team, Ltd., an Israeli company, pursuant to which we borrowed $68,750 and agreed to issue 250,000 restricted shares. We received only $62,500 with $6,250 being deducted from the amount of cash transferred to us. This note bears no interest and is payable in full as soon a we receive any cash proceeds from our Charlotte, Rhode Island or Italian projects and, if no such cash proceeds are received, then by no later than December 25, 2015. The Company’s obligations under this note are personally guaranteed by Shlomi Palas, the Company’s chief executive officer. This was paid in full in April 2015.

On March 15, 2015, the Company entered into a loan agreement with non-US persons, pursuant to which, the Company borrowed $220,000 and agreed to issue 3,250,000 shares. The Company received only $200,000 with $20,000 being deducted from the amount of cash transferred to the Company. This note bears no interest and is payable in full as soon as we receive any cash proceeds from our Charlotte, Rhode Island or Italian projects and, if no such cash proceeds are received, then by no later than December 25, 2015. The Company’s obligations under this note are personally guaranteed by Shlomi Palas, the Company’s chief executive officer.

On April 13, 2015, we entered into a subscription agreement with a non-US person pursuant to which we issued such person 416,667 shares of common stock in exchange for $25,000 in a transaction not involving a public offering.

On April 14, 2015, we entered into a subscription agreement with a non-US person pursuant to which we agreed to issue such person 3,000,000 shares of common stock in exchange for $150,000 to be issued in tranches against receipt of cash in a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On February 24, 2015, we adopted a new global share and options incentive plan that supersedes our former plan (the “Plan”). Subject to the other conditions of the Plan, the Board of Directors of the Company has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants, (ii) the number of options or shares to be covered by each award, (iii) the time or times at which the award shall be granted, (iv) the vesting schedule and other terms and conditions applying to awards, (v) the form(s) of written agreements applying to awards, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the Plan and the granting of awards. A copy of such plan is attached hereto as Exhibit 10.10.

Subsequent Events Disclosure

By way of background, on January 7, 2015, Blue Sphere Corporation (“BSC”) and Orbit Energy, Inc., a North Carolina corporation (“Seller”), entered into and signed an amended and restated purchase agreement pursuant to which BSC purchased all of Seller’s right, title and interest in, to and under Orbit Energy Rhode Island, LLC, a Rhode Island limited liability company (“Project LLC”) subject to the payment of $300,000 (the “Development Fee”) and $86,432 in reimbursement of expenses by no later than February 28, 2015, which was extended until immediately prior to the closing of the Project LLC Purchase Agreement (as defined below). BSC did not pay Seller the Development Fee by February 28, 2015 or prior to the closing of the Project LLC Purchase Agreement and, as such, ownership of Project LLC reverted back to Seller.

On April 8, 2015, BSC entered into and signed the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among Seller, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Buyer”) and Project LLC (the “New OERI Purchase Agreement”) pursuant to which (i) Buyer purchased all of Seller’s right, title and interest in and to the membership interests of Project LLC (the “Interests”), (ii) Seller abandoned all economic and ownership interest in the Interests in favor of Buyer, (iii) Seller ceased to be a member of Project LLC and (iv) admitted Buyer as the sole member of Project LLC. Subject to the satisfaction of certain conditions precedent by Seller, BSC agreed to be responsible for all costs of evaluating and incorporating Seller’s high solids anaerobic digestion technology consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Seller in combination with the proprietary bacteria to be supplied by Seller (the “Technology”) and two high solids anaerobic digester units designed by Seller (the “HSAD Units”) in the Project up to a total maximum capacity of 75 tons per day, including both direct and indirect costs, all payments to be made to Seller and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Technology incorporated into the Project.

BSC further acknowledged in the New OERI Purchase Agreement its continuing responsibility to (i) pay Orbit an amount equal to thirty percent (30%) of the Project’s distributable cash flow after BSC and the party(ies) making an equity investment in the Project fully recoup their respective investment in the Project (such investment(s) to be calculated solely as amounts expended in and for the construction of the Project) and the Project achieves a thirty (30%) percent internal rate of return, which, for the avoidance of doubt, will take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature and an annual management fee of $187,500 and (ii) to enter into an operation agreement with Orbit in respect of the HSAD Units to be integrated into the Project.

On April 8, 2015, BSC, Buyer and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “D and I Agreement”) pursuant to which in consideration of the representations and warranties regarding Project LLC, its assets and liabilities and the Project and the covenants of BSC set forth therein, Buyer agreed to pay to BSC $1,481,900 and issue 2,275 Series B units (“Series B Units”) to BSC and 7,725 Series A Units (“Series A Units”) to York, such that York will be a member of Buyer holding 7,725 Series A units representing 77.25% of the limited liability company interests of Buyer and BSC was admitted as a member of Buyer holding 2,275 Series B units representing 22.75% of the limited liability company interests of Buyer in accordance with the terms of an amended and restated limited liability company agreement of Buyer.

On April 8, 2015, BSC and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish two new classes of limited liability company interests represented by Series A units and Series B units, admit BSC as a 22.75% member of Buyer (as disclosed above) with BSC’s right to receive distributions from Buyer being subject to certain priorities in favor of York and pay to BSC three equal installments of $562,500 upon (i) signing the D and I Agreement (which amount was part of the $1,541,900 received by BSC, as mentioned above), (ii) on the later of (1) the date of “Mechanical Completion” (as defined in the Amended and Restated Agreement for the Design, Construction and Delivery of a Biogas Plant between Auspark LLC and Project LLC, dated April 8, 2015, with respect to the Project) or (2) the date on which the fully-executed, final Interconnection Agreement between Project LLC and National Grid, including receipt of any regulatory approvals as may be necessary from the Rhode Island Public Utility Commission, is delivered to Project LLC and (ii) commercial operation of the Project. Buyer shall be managed by a board of Managers initially consisting of three managers (the “Board”). So long as York owns more than 50% of the membership interest of Buyer, York shall be entitled to appoint two of the Board’s three managers. So long as BSC owns no less than 11.375% of the membership interests in Buyer, BSC shall be entitled to appoint one manager. In the event that the Board determines in good faith that equity capital in addition to the initial Project budget is needed by Buyer and is in the best interests of the Project, the Board shall, in good faith, determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, BSC’s percentage interest in Buyer shall be reduced accordingly. There are also certain restrictions on BSC’s right to transfer its membership interests to third-parties.

All of the foregoing was reported on our current report on Form 8-K dated April 8, 2015.

ITEM 6. EXHIBITS

No.	Description
10.1	Orbit Energy Rhode Island Membership Interest Purchase Agreement dated April 8, 2015(1)
10.2	York Renewable Energy Partners LLC Development and Indemnification Agreement dated April 8, 2015(1)
10.3	Amended and Restated Rhode Island Energy Partners LLC Agreement dated April 8, 2015(1)
10.4	Tangiers Investment Group, LLC 10% Note Purchase Agreement dated January 12, 2015(2)
10.5	Tangiers Investment Group, LLC $60,000 Convertible Note dated January 12, 2015(2)
10.6	Blue Citi, LLC Note Purchase Agreement dated January 12, 2015(2)
10.7	Blue Citi, LLC 8% 140,400 Convertible Note dated January 12, 2015(2)
10.8	Orbit Energy Rhode Island Letter Agreement dated January 29, 2015 (3)
10.9	Ori Ackerman Loan Agreement dated March 15, 2015
10.10	Global Share and Options Incentive Enhancement Plan (2014)
31.1	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certification Chief Financial Officer
32.1	Section 1350 Certification Chief Executive Officer
32.2	Section 1350 Certification Chief Financial Officer

(1) Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2015.

(2) Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 18, 2015.

(3) Incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: May 15, 2015

By:	/s/ Shlomo Zaki
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 15, 2015

