Form 10-Q
period 2015-06-30
BLUE SPHERE CORP.
filed 2015-08-14
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 12, 2015, there were 141,234,075 shares of common stock, par value $0.001 per share, outstanding.

Our unaudited financial statements are stated in United States dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of June 30, 2015 and September 30, 2014	3
Statements of operations for the nine months and three months ended June 30, 2015 and 2014	4
Statements of changes in shareholders’ deficit for the nine months ended June 30, 2015 and 2014	5
Statements of cash flows for the nine months ended June 30, 2015 and 2014	6
Notes to interim financial statements	7 – 14

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2015	September 30, 2014
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$267	$298
Other current assets	198	265
Total current assets	465	563

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	33	—

INVESTMENTS IN JOINT VENTURES	3,256	469
Total assets	$3,754	$1,032

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Current maturities of long term loan	$31	$32
Accounts payables	68	12
Other accounts payable	403	343
Debentures, notes and loans	560	231
Deferred revenues from joint ventures	4,809	—
Total current liabilities	5,871	618

LONG TERM BANK LOAN	112	104

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2015 and September 30, 2014, Issued and outstanding: 113,614,075 shares and 50,109,036 shares at June 30, 2015 and September 30, 2014, respectively	1,189	1,126
Proceeds on account of shares	20	20
Additional paid-in capital	38,762	35,106
Accumulated deficit during the development stage	(42,200)	(35,942)
Total Stockholders’ Equity (Deficit)	(2,229)	310
Total liabilities and Stockholders’ Equity (Deficit)	$3,754	$1,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	June 30		June 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses, net	$4,277	$4,074	$2,439	$1,271
Other income	(38)	—	(38)	—
FINANCIAL EXPENSES (INCOME), net	2,019	121	732	40
NET LOSS FOR THE PERIOD	$6,258	$4,195	$3,133	$1,311

Net loss per common share – basic and diluted	$(0.096)	$(0.253)	$(0.040)	$(0.056)

Weighted average number of common shares outstanding during the period – basic and diluted	65,024,888	16,566,790	79,301,764	23,539,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	shares	Capital	deficit	(deficit)
BALANCE AT SEPTEMBER 30, 2014 (Audited)	50,109,036	$1,126	$20	$35,106	$(35,942)	$310
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED JUNE 30, 2015 (Unaudited):
Share based compensation	—	—	—	255	—	255
Issuance of common stock, net of issuance expenses	2,169,760	2	—	249	—	251
Issuance of shares for services	20,901,076	21	—	1,409	—	1,430
Issuance of common stock in respect of issuance of convertible notes	40,434,203	40	—	1,240	—	1,280
Issuance of convertible debentures containing a beneficial conversion feature	—	—	—	503	—	503
Net loss for the period	—	—	—	—	(6,258)	(6,258)
BALANCE AT JUNE 30, 2015 (Unaudited)	113,614,075	$1,189	$20	$38,739	$(42,200)	$(2,229)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	shares	Capital	deficit	(deficit)
BALANCE AT SEPTEMBER 30, 2013 (Audited)	9,621,210	$1,086	$—	$26,998	$(28,566)	$(482)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED JUNE 30, 2014 (Unaudited):
Proceeds on account of shares	—	—	223	—	—	223
Share based compensation	—	—	—	1,149	—	1,149
Issuance of common stock, net of issuance expenses	5,973,015	6	—	624	—	630
Issuance of shares for services	8,299,533	8	—	1,205	—	1,213
Issuance of common stock in respect of issuance of convertible notes	7,487,742	7	—	352	—	359
Net loss for the period	—	—	—	—	(4,195)	(4,195)
BALANCE AT JUNE 30, 2014 (Unaudited)	31,381,500	$1,107	$223	$30,328	$(32,761)	$(1,103)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended June 30
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(6,258)	$(4,195)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	255	316
Depreciation	4	2
Expenses in respect of convertible notes and loans	1,843	59
Issuance of shares for services	1,430	2,050
Projects costs expensed	469	—

Decrease in other current assets	86	225
Increase in deferred revenues	1,553	—
Increase in accounts payables	55	(5)
Increase in other account payables	51	526
Net cash used in operating activities	(512)	(1,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	—	(70)
Investment in nonconsolidated subsidiary	(24)	—
Payment for purchasing of fixed assets	(37)	—
Net cash used in investing activities	(61)	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	498	1,029
Proceeds on account of shares	—	223
Loans and convertible debentures repaid	(970)	(578)
Proceeds from stock issued	242	630
Proceeds from issuance of convertible debenture	772	—
Net cash provided by financing activities	542	1,304

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31)	212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	46

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267	$258

NON-CASH TRANSACTION:
Deferred net equity in joint ventures	$3,256	$—

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited )

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the U.S. Securities and Exchange Commission. The results of operations for the nine and three months ended June 30, 2015 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

Blue Sphere Corp., together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), and Sustainable Energy Ltd. (“SEL”), is focused on project integration in the clean energy production and waste to energy markets.

The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. On February 17, 2010, the Company conducted a reverse merger, name change and forward split of its common stock, and in March 2010 current management took over operations, at which point the Company changed its business focus to become a project integrator in the clean energy production and waste to energy markets.

On October 2, 2014, the Company, together with certain third parties, established Permanent Energy Ltd (“Permanent Energy”) in Israel. Permanent Energy was focused on Build-Own-Operate projects and project integration in the clean energy production and waste to energy markets, primarily in Israel. The Company held a 50% interest in Permanent Energy. Permanent Energy ceased its operations in February 2015 and is in the process of dissolution.

As  of June 30, 2015, Tipping LLC and Charlottesphere LLC, two former subsidiaries of the Company, had been dissolved and Johnstonsphere had not commenced operations. The Company formed BlueSphere Italy, S.r.l., a subsidiary of Eastern, on May 12, 2015 to acquire certain biogas plants located in Italy, as described below.

Projects

The Company is currently focusing on (i) 10 projects related to the construction, acquisition or development of biogas facilities, for which the Company has signed either agreements, letters of intent or memoranda of understanding to own and implement such projects, and (ii) a recently acquired fast charging battery technology.

On October 19, 2012, the Company signed definitive project agreements in respect of both the North Carolina and Rhode Island sites with Orbit Energy, Inc. (“Orbit”), pursuant to which the Company would be entitled to full ownership of each of the entities that owns the rights to implement the respective projects (Orbit Energy Charlotte, LLC in the case of the North Carolina project (“OEC”) and Orbit Energy Rhode Island, LLC in the case of the Rhode Island project (“OERI”)), subject to the satisfaction of certain conditions.

North Carolina Project

On November 19, 2014, the Company signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to the Company in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. The Company also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD Units”), under certain conditions precedent, such as providing a standard performance guaranty; and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OEC Management Fee”), subject to certain conditions. The Amended OEC Purchase Agreement provided that the Company had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2015 upon payment of $75,000. The Company did not pay Orbit the development fee and reimbursement amount and, pursuant to the terms of the Amended OEC Purchase Agreement, ownership of OEC reverted back to Orbit on January 15, 2015.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On January 30, 2015, the Company entered into and signed the Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Concord Energy Partners, LLC, a Delaware limited liability company (“Concord”), and OEC (the “New OEC Purchase Agreement”), pursuant to which (i) Concord purchased all of Orbit’s right, title and interest in and to the membership interests of OEC (the “OEC Interests”), (ii) Orbit abandoned all economic and ownership interest in the OEC Interests in favor of Concord, (iii) Orbit ceased to be a member of OEC and (iv) Concord was admitted as the sole member of OEC.

Subject to the satisfaction of certain conditions by Orbit, the Company agreed to be responsible for all costs of evaluating and incorporating into the North Carolina project (i) Orbit’s high solids anaerobic digestion technology, consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Orbit in combination with the proprietary bacteria supplied by Orbit (the “Orbit Technology”), and (ii) two HSAD Units designed by Orbit, up to a total maximum capacity of 100 tons per day. The Company is responsible for both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Orbit Technology incorporated into the project. The Company also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the North Carolina project and to pay Orbit the OEC Management Fee.

In a letter agreement executed in connection with the New OEC Purchase Agreement, the Company agreed to pay Orbit an amount equal to thirty percent (30%) of the North Carolina project’s distributable cash flow after the Company and the other equity investors in the North Carolina project fully recoup their respective investments in the North Carolina project (such investments to be calculated solely as amounts expended in and for the construction of the North Carolina project) and the North Carolina project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OEC Management Fee.

On January 30, 2015, (i) the Company, Concord and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “Concord Development and Indemnification Agreement”), pursuant to which Concord paid the Company $1,250,000 and issued 250 Series B units of Concord (“Concord Series B Units”) to the Company and issued 750 Series A units of Concord (“Concord Series A Units”) to York, and (ii) the Company and York entered into an amended and restated limited liability company operating agreement (the “Concord LLC Agreement”) to establish the Concord Series A Units and Concord Series B Units and admitted the Company as a 25% member of Concord and York as a 75% member of Concord. Pursuant to the foregoing agreements, York agreed to pay the Company two equal installments of $587,500 upon (a) mechanical completion of the North Carolina project and (b) commercial operation of the North Carolina project. In addition, the Company’s right to receive distributions from Concord are subject to certain priorities in favor of York.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Pursuant to the Concord LLC Agreement, Concord is managed by a board of managers initially consisting of three managers (the “Concord Board”). So long as York owns more than 50% of the membership interests of Concord, York is entitled to appoint two of the Concord Board’s three managers. So long as the Company owns no less than 12.5% of the membership interests of Concord, the Company is entitled to appoint one manager of the Concord Board. In the event that the Concord Board determines in good faith that additional equity capital is needed by Concord and is in the best interests of the North Carolina project, the Concord Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, the Company’s percentage interest in Concord would be reduced accordingly. The Concord LLC Agreement also contains certain restrictions on the Company’s right to transfer its membership interests to third parties.

In connection with the foregoing, on January 30 2015, the Company terminated its amended and restated construction finance agreement, dated June 6, 2014 with Caterpillar Financial Services Corporation.

In February 2015, the Company received $1,586,000 related to the above development fees and reimbursements. The Company credited these amounts against expenses incurred in respect of the North Carolina project.

Rhode Island Project

On January 7, 2015, the Company signed an amended and restated purchase agreement with Orbit for the Rhode Island project (the “Amended OERI Purchase Agreement”). Subject to the terms of the Amended OERI Purchase Agreement, Orbit transferred full ownership of OERI to the Company in exchange for a development fee of $300,000, reimbursement of $86,432 and an amount equal to 30% of the distributable cash flow from the Rhode Island project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. The Company also agreed to use HSAD Units designed by Orbit and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OERI Management Fee”), subject to certain conditions. The Amended OERI Purchase Agreement provided that the Company had until January 22, 2015 to pay Orbit the development fee and reimbursement amount, which was extended to February 28, 2015 upon payment of $31,000. The Company did not pay the development fee and reimbursement amount and, pursuant to the terms of the Amended OERI Purchase Agreement, ownership of OERI reverted back to Orbit.

On April 8, 2015, the Company entered into and signed the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Rhode Island”) and OERI (the “New OERI Purchase Agreement”), pursuant to which (i) Rhode Island purchased all of Orbit’s right, title and interest in and to the membership interests of OERI (the “OERI Interests”), (ii) Orbit abandoned all economic and ownership interest in the OERI Interests in favor of Rhode Island, (iii) Orbit ceased to me a member of OERI and (iv) Rhode Island was admitted as the sole member of OERI.

Subject to the satisfaction of certain conditions by Orbit, the Company agreed to be responsible for all costs of evaluating and incorporating into the Rhode Island project (i) the Orbit Technology and (ii) two HSAD Units, up to a total maximum capacity of 75 tons per day. The Company is responsible for both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Orbit Technology incorporated into the project. The Company also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the Rhode Island project and pay Orbit an annual management fee of $187,500 (the “OERI Management Fee”).

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also acknowledged in the New OERI Purchase Agreement its continuing responsibility to pay Orbit an amount equal to thirty percent (30%) of the Rhode Island project’s distributable cash flow after the Company and the other equity investors in the Rhode Island project fully recoup their respective investments in the Rhode Island project (such investments to be calculated solely as amounts expended in and for the construction of the Rhode Island project) and the Rhode Island project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OERI Management Fee.

On April 8, 2015, (i) the Company, Rhode Island and York entered into a development and indemnification agreement (the “Rhode Island Development and Indemnification Agreement”), pursuant to which Rhode Island agreed to pay the Company $1,481,900 and issue 2,275 Series B units of Rhode Island (“Rhode Island Series B Units) to the Company and issue 7,725 Series A units of Rhode Island (“Rhode Island Series A Units”) to York, and (ii) the Company and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish the Rhode Island Series A Units and Rhode Island Series B Units and admit the Company as a 22.75% member of Rhode Island and admit York as a 77.25% member of Rhode Island. Pursuant to the foregoing agreements, York agreed to pay the Company three equal installments of $562,500 upon (a) signing of the Rhode Island Development and Indemnification Agreement, (b) the later of (x) the date of mechanical completion of the Rhode Island project and (y) the date on which an executed interconnection agreement between OERI and National Grid, including receipt of any regulatory approvals from the Rhode Island Public Utility Commission, is delivered by OERI, and (c) commercial operation of the Rhode Island project.

Pursuant to the Rhode Island LLC Agreement, Rhode Island is managed by a board of managers initially consisting of three managers (the “Rhode Island Board”). So long as York owns more than 50% of the membership interests of Rhode Island, York is entitled to appoint two of the Rhode Island Board’s three managers. So long as the Company owns no less than 11.375% of the membership interests of Rhode Island, the Company is entitled to appoint one manager of the Rhode Island Board. In the event that the Rhode Island Board determines in good faith that additional equity capital is needed by Rhode Island and is in the best interests of the Rhode Island project, the Rhode Island Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, the Company’s percentage interest in Rhode Island would be reduced accordingly. The Rhode Island LLC Agreement also contains certain restrictions on the Company’s right to transfer its membership interests to third parties.

Based on the investments made by York as of June 30, 2015, the Company's portion of net equity in Concord and Rhode Island amounted to a total of $3,225,633. Such amount was presented as an asset in the balance sheet and as deferred revenues from equity in subsidiaries. Such deferred revenues will be recorded to the profit and loss statement upon completion of the plants and fulfillment of all the Company's obligation under the above agreements.

Italy Projects

On May 14, 2015, the Company entered into a Share Purchase Agreement with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (each, a “Seller” and collectively, the “Sellers”) through its indirect, wholly-owned subsidiary, Bluesphere Italy S.r.l. (the “Italy Projects Agreement”). Pursuant to the Italy Projects Agreement, the Company agreed to purchase one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (each, an “SVP” and collectively, the “SVPs”) from the Sellers, who collectively hold all of the outstanding share capital of each SVP, Each SVP is engaged in the owning and operating of an anaerobic digestion biogas plant for the production of electricity. All four plants are located in Italy.

The Company agreed to pay an aggregate purchase price of five million six hundred thousand euros (€5,600,000) for all of the SVPs, consisting of a purchase price for each SVP of one million four hundred thousand euros (€1,400,000) (the “Purchase Price”). The Purchase Price for each SVP was determined based on a “Base Line EBITDA” guaranteed by the Sellers and an “Equity IRR Target” calculated on the Purchase Price of no less than twenty-five percent (25%). The Purchase Price is subject to certain adjustments prior to and after Closing, and any variation of EBITDA results in the 18 months following a Closing will trigger an adjustment to the Purchase Price for such SVP, as further set forth in the Italy Projects Agreement. Fifty-percent (50%) of the Purchase Price for each SVP will be paid at Closing, and the remaining fifty percent (50%) of the Purchase Price, subject to specified adjustments, will be promised by a note from each Seller, to be paid on the third anniversary of the date of the Closing, along with interest on the balance due at an annual rate of five percent (5%). In addition, the Sellers granted the Company a credit of one hundred thousand euros (€100,000) per SVP, half of which is allocable to each such payment.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Pursuant to the Italy Projects Agreement, the Company will also issue a corporate guarantee to the Sellers, whereby the Company will secure the obligations of its indirect subsidiary, Bluesphere Italy S.r.l., under the Italy Projects Agreement.

The closing in relation to each SVP will occur independently of closings of the sale of the other SVPs, and any such closing is subject to certain conditions precedent including, but not limited to, obtaining consent to the proposed sale and resulting change of control from the SVPs’ lender in connection with a certain Financing Agreement, dated February 25, 2013, between the SPVs, Banca IMI S.p.A. and Intesa San Paolo S.p.A, as well as from other counterparties to certain agreements of which the SVPs are a party. The Company has agreed to pay fifty percent (50%) of any fees and expenses charged by the lenders in connection with obtaining this consent. On July 31, 2015, Banca IMI S.p.A. consented to the change of control, subject to certain conditions precedent, including payment of a waiver fee equal to one hundred thousand euros (€100,000). As of the date of this quarterly report, a closing has not yet occurred.

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015.

The September 30, 2014 Condensed Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual audited financial statements of the Company as of September 30, 2014, are applied consistently in these unaudited financial statements.

NOTE 5 – GOING CONCERN

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company had approximately $267,000 in cash and cash equivalents, approximately $597,000 in negative working capital, a stockholders’ deficit of approximately $2,229,000 and an accumulated deficit of approximately $42,200,000. Management anticipates the Company will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 was filed.

NOTE 7 – COMMON SHARES

Equity Issuances

In May and June 2015, the Company issued 3,765,000 shares of the Company to a consultant in respect of his investor relations and public relations services pursuant to a consulting agreement with the Company.

In May 2015, the Company issued 3,250,000 shares of the Company to a consultant in respect of his investor relations and public relations services pursuant to a consulting agreement with the Company.

Subscription Agreements

On April 13, 2015, the Company entered into a subscription agreement with a non-U.S. person pursuant to which the Company issued 416,667 shares of common stock in exchange for $25,000.

On April 15, 2015, the Company entered into a Subscription Agreement with Dr. Borenstein Ltd. (the "Borenstein Subscription Agreement") pursuant to which the Company agreed to sell 1,500,000 shares of common stock of the Company for the aggregate purchase price of $75,000, of which $40,000 was received as of June 30, 2015. As of June 30, 2015, the Company had issued 1,000,000 shares to Dr. Borenstein Ltd. pursuant to the Borenstein Subscription Agreement.

Share Repurchase Program

On June 17, 2015, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase up to $500,000 worth of its common stock, which, based on the value of the Company’s common stock on July 31, 2015, equates to approximately 33,333,333 shares of common stock. However, the total number of shares could differ based on the ultimate price per share paid by the Company. Further, the Company’s shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The Company is not obligated to make any purchases, including at any specific time or in any particular situation. The program may be limited or terminated at any time without prior notice. As of July 31, 2015, the Company had not repurchased any shares under the Share Repurchase Program. On June 23, 2015, the Company repurchased 144,054 shares from a shareholder for $28,328 as part of a settlement with such shareholder. This repurchase was not pursuant to the Share Repurchase Program.

NOTE 8 – EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

On February 24, 2015, the Company’s Board of Directors approved and adopted the Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Plan”), pursuant to which the Company may award shares of its common stock, options to purchase shares of its common stock and other equity-based awards to eligible participants. The 2014 Plan replaced the Company’s Global Share Incentive Plan (2010) (the “2010 Plan”). Subject to the terms and conditions of the 2014 Plan, the Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants in the 2014 Plan, (ii) the number of options or shares to be covered by an award, (iii) the time or times at which an award shall be granted, (iv) the vesting schedule and other terms and conditions of an award, (v) the form(s) of written agreements applicable to an award, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the 2014 Plan and the granting of awards thereunder.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2014 Plan permits the grant of up to 13,100,000 shares of common stock and up to 3,175,000 options to purchase shares of common stock to certain of its managers, directors and key employees. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Prior to approving the 2014 Plan, on February 24, 2015, the Board of Directors approved a grant of up to 2,575,000 shares of common stock to certain of its managers, directors and key employees under the 2010 Plan, of which 1,875,000 shares were issued as of June 30, 2015.

NOTE 9 – DEBENTURES, NOTES AND LOANS

Eastmore Note

On October 22, 2014, the Company issued to Eastmore Capital, LLC a 10% convertible promissory note with an aggregate principal amount of $62,500 (the “Eastmore Note”). The Eastmore Note matures on October 21, 2025 and, prior to maturity, may generally be converted into shares of the Company’s common stock at a conversion price equal to a 58% discount to the lowest sale price of the Company’s common stock during the relevant period, subject to further discounts in the case of certain events of default.

Tangiers Note

On January 12, 2015, the Company issued to Tangiers Investment Group, LLC a 10% convertible promissory note with an aggregate principal amount of $60,000, of which $5,000 was original issue discount (the “Tangiers Note”). The Tangiers Note matures one year from the issuance date and, prior to maturity, may generally be converted into shares of the Company’s common stock at a conversion price equal to a 45% discount to the lowest trading or closing price of the Company’s common stock during the relevant period, subject to further discounts in the case of certain events of default.

The holder of the Tangiers Note reserves the right, in its sole discretion, to pay additional consideration to the Company at any time and in any amount, up to a maximum of $220,000. The aggregate principal amount (including the prorated amount of the original issue discount) owed by the Company under the Tangiers Note will increase by the amount of additional consideration, if any, paid by the holder, plus prorated interest and other fees and original issue discount. The original issue discount is set at 10% of any additional consideration paid. The Company is not responsible to repay any unfunded portion of the Tangiers Note.

The Tangiers Note and the Eastmore Note (collectively, the “Notes”), and the related purchase agreements, include customary covenants, representations and warranties and customary events of default related to payment of principal and interest and bankruptcy or creditor assignment. In addition, the Notes include events of default (i) if the Company is delinquent in its filings with the Securities and Exchange Commission, (ii) if the Company has to restate its financial statements in any material respect, and (iii) if the Company’s common stock ceases to be quoted on the OTCQB or is not DWAC eligible. If there is an event of default, the Notes may become immediately due and payable at premiums to the outstanding principal amount of the relevant note.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

From February through June 2015, holders of previously issued notes representing an aggregate principal amount of $1,236,000 converted their notes into 39,962,236 shares of the Company’s common stock.

In accordance with ASC 470-20, the Company allocated to additional paid-in capital a portion of the proceeds of the notes equal to the intrinsic value of the beneficial conversion feature embedded in the debentures and recorded a corresponding discount on such debentures. The amounts allocated to additional paid-in capital were $1,040,919 and $482,485 as of September 30, 2014 and June 30, 2015, respectively. During the nine and three month periods ended June 30, 2015, the Company recorded amortization expenses in the amounts of $1,453,975 and $497,855, respectively, in respect of the discounts recorded on the debentures.

Loans

On March 7, 2012, the Company entered into a loan agreement with Eli Weinberg, pursuant to which Mr. Weinberg loaned the Company $135,000. The full principal amount of the loan remains outstanding. Mr. Weinberg has the option to convert any or all of the principal amount of the loan to common stock of the Company.

On March 15, 2015, the Company entered into a loan agreement with Ori Ackerman (the “Ackerman Loan Agreement”), pursuant to which the Company agreed to borrow $220,000 and issue 3,000,000 shares to Ori Ackerman. The Company received $200,000 under the Ackerman Loan Agreement, as $20,000 was deducted from the original amount of the loan and considered payment of interest in advance. The loan bears no additional interest, and is payable in full within three business days of the date the Company receives revenue from any of its Charlotte, Rhode Island or Italian projects. The Company’s obligations under the loan are personally guaranteed by Shlomi Palas, the Company’s Chief Executive Officer.

On March 25, 2015, the Company entered into a loan agreement with Valter Team, Ltd. (the “Valter Team Loan Agreement”), pursuant to which the Company agreed to borrow $68,750 and issue 250,000 shares to Valter Team Ltd. The Company received $62,500 under the Valter Team Loan Agreement, as $6,250 was deducted from the original amount of the loan. This loan bears no interest and is payable in full on the earlier of the date the Company receives cash proceeds from any of its Charlotte, Rhode Island or Italian projects and December 25, 2015. The Company’s obligations under the loan are personally guaranteed by Shlomi Palas, the Company’s Chief Executive Officer. During the quarter ended June 30, 2015, the Company repaid the loan in full and issued the 250,000 shares.

NOTE 10 – SUBSEQUENT EVENTS

In July 2015, the Company issued 5,435,000 shares of common stock to a consultant in respect of his investor relations and public relations services consulting agreement with the Company.

In July and August 2015, the Company issued 24,098,148 shares of common stock in respect of the conversion of previously issued notes.

On July 17, 2015, the Company entered into a Framework EBITDA Guarantee Agreement (the “EBITDA Agreement”) with Austep S.p.A., an Italian corporation. Austep specializes in the design, construction, operation and servicing of anaerobic digestion plants. The EBITDA Agreement provides a framework pursuant to which Austep will perform technical analyses of operating anaerobic digestion plants in Italy that the Company identifies as potential acquisition targets. Whenever the Company acquires such anaerobic digestion plants in Italy, subject to the terms of the EBITDA Agreement, the Company and Austep have agreed to negotiate individual agreements pursuant to which Austep will operate, maintain and supervise each plant and guarantee agreed-upon levels of EBITDA for a specified period. The EBITDA Agreement will apply to the first fifteen anaerobic digestion plants that the Company may acquire in Italy, including the plants subject to the Italy Projects Agreement, unless extended by the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this quarterly report.

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

Company Overview

Summary of Current Operations

We are an international Build, Own & Operate company (BOO) active around the world in the clean energy production and organics to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, organics to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We believe that these markets have tremendous potential insofar as there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. Not only is there a virtually endless supply of waste and organic material, but in most, if not all, cases, disposing of such waste and material in most parts of the world today is a costly problem with an environmentally-damaging solution, such as landfilling. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently focusing on (i) 10 projects related to the construction, acquisition or development of biogas facilities, for which we have signed either agreements, letters of intent or memoranda of understanding to own and implement such projects, and (ii) a recently acquired fast charging battery technology.

Projects

We are developing or constructing the following 10 projects:

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester (under construction with commercial operation expected in the fourth quarter of 2015)
•	Johnston, RI Waste to Energy Anaerobic Digester (under construction with commercial operation expected in the fourth quarter of 2015)

Italy

•	Soc . agr. AGRICERERE srl – Tromello (Pavia)
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia)
•	Soc. agr. AGRISORSE srl – Garlasco (Pavia)
•	Soc. agr. GEFA srl – Dorno (Pavia)
•	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia)

•	Soc. agr. ER srl – Aprilia (Latina)

•	Soc. agr. BIOENERGIE SRL – Aprilia (Latina)

Israel

•	Ramat Chovav Waste to Energy Anaerobic Digester

Results of Operations – For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Deferred Revenue

$1,533,000 of development fees and reimbursements for the North Carolina and Rhode Island projects are recorded as deferred revenue. Upon successful completion of the projects, this amount will be recorded as revenue.

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2015 were $2,439,000 as compared to $1,271,000 for the three-month period ended June 30, 2014. The increase is mainly attributable to share-based compensation expenses for employees and service providers and by our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects, somewhat offset by development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project.

Net Loss

We incurred a net loss of $3,133,000 for the three-month period ended June 30, 2015, as compared to a net loss of $1,311,000 for the three-month period ended June 30, 2014. We anticipate losses in future periods. The increase in net loss is mainly attributable to the increase in financial expenses mainly attributed to the amortization expenses in respect of the beneficial conversion feature embedded in debentures issued by the Company and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects, somewhat offset by development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project.

Results of Operations – For the Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014

Deferred Revenue

$1,533,000 of development fees and reimbursements for the North Carolina and Rhode Island projects are recorded as deferred revenue. Upon successful completion of the projects, this amount will be recorded as revenue.

General and Administrative Expenses

General and administrative expenses for the nine month period ended June 30, 2015 were $4,277,000 as compared to $4,074,000 for the nine month period ended June 30, 2014. The increase is mainly attributable to share-based compensation expenses for employees and service providers and by our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects, somewhat offset by development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project .

Net Loss

We incurred a net loss of $6,258,000 for the nine month period ended June 30, 2015, as compared to a net loss of $4,195,000 for the nine month period ended June 30, 2014. We anticipate losses in future periods. The increase in net loss is mainly attributable to the increase in financial expenses mainly attributed to the amortization expenses in respect of the beneficial conversion feature embedded in debentures issued by the Company and our continuous investment and development expenses incurred in connection with our North Carolina and Rhode Island projects, somewhat offset by development fees and reimbursements in the amount of $1,586,000, received in respect of our North Carolina project.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

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

As at June 30, 2015, we had cash of $267,000, as compared to $258,000 as of June 30, 2014. As at June 30, 2015, we had a working capital deficit of $597,000, as compared to $1,325,000 as of June 30, 2014.

Net cash used in operating activities was $512,000 for the nine month period ended June 30, 2015, as compared to $1,672,000 for the nine month period ended June 30, 2014. The decrease is mainly attributable to the increase in deferred revenues from our projects, partially offset by the increase in net loss for the period.

Net cash flows used in investing activities was $61,000 for the nine month period ended June 30, 2015, as compared to $70,000 for the nine month period ended June 30, 2014. The decrease in cash used in investing activities is due to increases in cash used for the purchase of fixed assets and investments in subsidiaries, partially offset by lower project expenses.

Net cash flows provided by financing activities was $542,000 for the nine month period ended June 30, 2015, as compared to $1,304,000 for the nine month period ended June 30, 2014. The decrease in cash provided by financing activities was due to a decrease in equity financing for cash and loans received from third parties, partially offset by an increase in the financing from issuance of convertible debenture and loans received from third-parties. To date, we have principally financed our operations through the sale of our common stock and the issuance of debt and development fees received for Charlotte NC and Rhode Island projects.

Management anticipates that cash flow will be sufficient to fund our planned operations, project investment through the end of calendar year 2015 and share repurchases pursuant to the Share Repurchase Program. We estimate that, in order to fund the Company through the end of calendar year 2015, we will require $1,204,000 in cash. This includes up to approximately $430,000 (based on today’s exchange rate from Euro to U.S. dollars) we may have to invest in the implementation of our first seven projects in Italy.

To date, we have arranged all required financing for our projects from third-parties. The Italy projects, upon consummation, might be the first projects in which we will invest our own funds in the purchase. Otherwise, we intend to finance all other projects through third-parties. There is no assurance that we will be successful in financing our projects.

Although we believe we have sufficient funds through the end of calendar year 2015, we are still seeking to raise additional funds for future operations and possible project investment and any meaningful equity or convertible debt financing will likely result in significant dilution to our existing shareholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

To date the outstanding principal balance of the Notes is as follows:

Eastmore Note outstanding balance is $23,000 and the outstanding principal balance of Tangiers Note is $5,000.

Off-Balance Sheet Arrangements

As at June 30, 2015, we had no off-balance sheet arrangements of any nature.

Market Risk and Contingent Liabilities

We operate both inside and outside the United States, making us susceptible to changes in global economic, political, and social conditions. The world has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by increased inflation, high domestic interest rates (in some cases), negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many countries have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms. In the last year, there was an overall improvement in the world (and, consequently, developing world) economic environment. Nevertheless, no assurance can be given that the countries in which we currently or will operate will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the world economy, political or social problems or a reversal of foreign investment policies, it is likely that any such change will have an adverse effect on our results of operations and financial condition. Additionally, inflation may lead to higher wages and salaries for local employees and increases in the cost of materials, which would adversely affect the Company’s results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the nine months ended June 30, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such periods, the Company’s disclosure controls and procedures were not effective as of June 30, 2015, due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine month period ended June 30, 2015. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2015, we entered into a subscription agreement with a non-U.S. person pursuant to which we issued 416,667 shares of our common stock in exchange for $25,000.

In April 2015, we issued 1,875,000 shares of our common stock under the 2010 Plan, as described in Note 8 to our interim condensed consolidated financial statements.

From April through June 2015, we issued 11,055,732 shares of common stock in respect of the conversion of previously issued notes.

In April 2015, we issued 1,000,000 shares of our common stock to Dr. Borenstein Ltd. pursuant to the Borenstein Subscription Agreement, as described in Note 7 to our interim condensed consolidated financial statements.

In May and June 2015, we issued 3,765,000 shares of the Company to consultants in respect of investor relations and public relations services performed between February and May 2015 pursuant to a consulting agreement with the Company.

In May 2015, we issued 3,250,000 shares of the Company to a consultant in respect of his investor relations and public relations services performed in August 2014 pursuant to a consulting agreement with the Company.

The transactions described above were exempt from registration under the Securities Act of 1933, as amended, as transactions not involving a public offering or Rule 701 promulgated under Section 3(b) of the Securities Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
April 1 to April 30	0		—	0	$500,000
May 1 to May 31	0		—	0	$500,000
June 1 to June 30	144,054	(1)	$0.20	0	$500,000
Total:	144,054		$0.20	0	$500,000

(1) On June 23, 2015, we repurchased 144,054 shares from a shareholder for $28,328 as part of a settlement with such shareholder. The repurchase was not pursuant to our Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 17, 2015, we entered into a Framework EBITDA Guarantee Agreement with Austep S.p.A, as described in Note 10 to our condensed consolidated financial statements.

ITEM 6. EXHIBITS.

No.	Description
3.1	Amended and Restated Articles of Incorporation dated November 22, 2013 (1)
3.2	Amended and Restated Bylaws dated June 17, 2015 (2)
10.1	Orbit Energy Rhode Island LLC Membership Interest Purchase Agreement, dated April 8, 2015 (3)
10.2	Rhode Island Energy Partners LLC Development and Indemnification Agreement, dated April 8, 2015 (3)
10.3	Amended and Restated Rhode Island Energy Partners LLC Agreement, dated April 8, 2015 (3)
10.4	Tangiers Investment Group, LLC 10% Note Purchase Agreement, dated January 12, 2015 (4)
10.5	Tangiers Investment Group, LLC Convertible Note, dated January 12, 2015 (4)
10.6	Orbit Energy Charlotte, LLC Letter Agreement dated January 29, 2015 (5)
10.7	Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement, dated January 30, 2015
10.8	Concord Energy Partners, LLC Development and Indemnification Agreement, dated January 30, 2015 (5)
10.9	Amended and Restated Concord Energy Partners LLC Agreement, dated January 30, 2015 (5)
10.10 10.11	Ori Ackerman Loan Agreement, dated March 15, 2015 (6) Valter Team, Ltd. Loan Agreement, dated March 25, 2015
10.12*	Global Share and Options Incentive Enhancement Plan (2014) (6)
10.13	Share Purchase Agreement by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated May 14, 2015 (7)
10.14	Framework EBITDA Guarantee Agreement dated July 17, 2015
10.15	Eastmore Capital, LLC 10% Note Purchase Agreement, dated October 22, 2014 (8)
10.16	Eastmore Capital, LLC Convertible Notes dated October 22, 2014 (8)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________

(1) Incorporated by reference to our current report on Form 8-K filed with the SEC on December 3, 2013.
(2) Incorporated by reference to our current report on Form 8-K filed with the SEC on June 17, 2015.
(3) Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2015.
(4) Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 18, 2015.
(5) Incorporated by reference to our current report on Form 8-K filed with the SEC on February 5, 2015.
(6) Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 15, 2015.
(7) Incorporated by reference to our current report on Form 8-K filed with the SEC on May 18, 2015.
(8) Incorporated by reference to our annual report on Form 10-K filed with the SEC on January 1, 2013.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORP.

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 14, 2015

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 14, 2015

