Form 10-K
period 2015-09-30
BLUE SPHERE CORP.
filed 2016-01-13
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-55127

Blue Sphere Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0550257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 McCullough Drive, 4th Floor, Charlotte, North Carolina 28262
(Address of principal executive offices) (zip code)

704-909-2806
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Exchange Act of 1934: Common Stock, $0.001 per share.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,802,337, based on the closing sales price of the registrant’s common stock as of the last business day of its most recently completed second fiscal quarter. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of December 31, 2015, there were 181,317,675 shares of common stock, par value $0.001 per share, issued and outstanding.

Our audited financial statements are stated in United States dollars (“U.S. $”, “$” or “USD”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

i

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis including financing for specific projects, (ii) the financial and operating performance of our projects, (iii) uncertainties regarding the market for and value of carbon credits, renewable energy credits and other environmental attributes, (iv) political and governmental risks associated with the countries in which we may operate, (v) unanticipated delays associated with project implementation including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history.

This list is not an exhaustive list of the factors that may affect an of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Business

Company Overview

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

We are currently focusing on (i) 10 projects related to the construction, acquisition or development of biogas facilities, for which we have signed definitive agreements, letters of intent or memoranda of understanding to own and implement such projects, as well as pipeline of similar projects in a less mature phase, and (ii) our fast charging battery technology. We elected to prioritize our projects in the United States and Italy over projects we were previously pursuing in Africa based on our view of these projects’ greater potential.

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

United States Projects

On October 19, 2012, we signed definitive project agreements in respect of both the North Carolina and Rhode Island sites with Orbit Energy, Inc. (“Orbit”), pursuant to which we would be entitled to full ownership of each of the entities that owns the rights to implement the respective projects (Orbit Energy Charlotte, LLC in the case of the North Carolina project (“OEC”) and Orbit Energy Rhode Island, LLC in the case of the Rhode Island project (“OERI”)), subject to the satisfaction of certain conditions.

North Carolina Project

On November 19, 2014, we signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to us in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. We also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD Units”) and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OEC Management Fee”), subject to certain conditions. The Amended OEC Purchase Agreement provided that we had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2015 upon payment of $75,000. We did not pay Orbit the development fee and reimbursement amount and, pursuant to the terms of the Amended OEC Purchase Agreement, ownership of OEC reverted back to Orbit on January 15, 2015.

On January 30, 2015, we entered into the Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Concord Energy Partners, LLC, a Delaware limited liability company (“Concord”), and OEC (the “New OEC Purchase Agreement”), pursuant to which (i) Concord purchased all of Orbit’s right, title and interest in and to the membership interests of OEC (the “OEC Interests”), (ii) Orbit abandoned all economic and ownership interest in the OEC Interests in favor of Concord, (iii) Orbit ceased to be a member of OEC and (iv) Concord was admitted as the sole member of OEC.

Subject to the satisfaction of certain conditions by Orbit, we agreed to be responsible for all costs of evaluating and incorporating into the North Carolina project (i) Orbit’s high solids anaerobic digestion technology, consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Orbit in combination with the proprietary bacteria supplied by Orbit (the “Orbit Technology”), and (ii) two HSAD Units designed by Orbit with up to a total maximum capacity of 100 tons per day. We are responsible for both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Orbit Technology incorporated into the project. We also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the North Carolina project, and to pay Orbit the OEC Management Fee.

In a letter agreement executed in connection with the New OEC Purchase Agreement, we agreed to pay Orbit an amount equal to thirty percent (30%) of the North Carolina project’s distributable cash flow after we and the other equity investors in the North Carolina project fully recoup their respective investments in the North Carolina project (such investments to be calculated solely as amounts expended in and for the construction of the North Carolina project) and the North Carolina project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OEC Management Fee.

On the same date as the New OEC Purchase Agreement, (i) the Company, Concord and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “Concord Development and Indemnification Agreement”), pursuant to which Concord paid us $1,250,000, issued us 250 Series B units of Concord (“Concord Series B Units”) and issued 750 Series A units of Concord (“Concord Series A Units”) to York, and (ii) we and York entered into an amended and restated limited liability company operating agreement (the “Concord LLC Agreement”) to establish the Concord Series A Units and Concord Series B Units and admit us and York as 25% and 75% members of Concord, respectively. Pursuant to the foregoing agreements, York also agreed to pay us two equal installments of $587,500 upon (a) mechanical completion of the North Carolina project and (b) commercial operation of the North Carolina project. Our right to receive distributions from Concord are subject to certain priorities in favor of York.

Pursuant to the Concord LLC Agreement, Concord is managed by a board of managers initially consisting of three managers (the “Concord Board”). So long as York owns more than 50% of the membership interests of Concord, York is entitled to appoint two of the Concord Board’s three managers. So long as we own no less than 12.5% of the membership interests of Concord, we are entitled to appoint one manager of the Concord Board. In the event that the Concord Board determines in good faith that additional equity capital is needed by Concord and is in the best interests of the North Carolina project, the Concord Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, our percentage interest in Concord would be reduced accordingly. The Concord LLC Agreement also contains certain restrictions on our right to transfer our membership interests in Concord to third parties.

In connection with the foregoing, on January 30, 2015, we terminated our amended and restated construction finance agreement, dated June 6, 2014, with Caterpillar Financial Services Corporation. In February 2015, we received $1,586,000 for development fees and reimbursements in connection with the North Carolina project and credited these amounts against project expenses.

OEC and Duke Energy Carolinas, LLC (“Duke Energy”) are parties to an Amended and Restated Renewable Energy Purchase Agreement, dated October 12, 2012 and amended on April 25, 2013, January 31, 2014 and January 20, 2015 (as amended, the “Duke PPA”), pursuant to which OEC has agreed to sell, and Duke has agreed to purchase, the energy output of OEC’s facility, subject to the terms and conditions of the Duke PPA. Among other things, the Duke PPA requires OEC to commence commercial operations by December 31, 2015 or, if not operational within 60 days of such date, pay Duke Energy $500,000 of liquidated damages, which would extend the deadline for commercial operation to March 30, 2016. The Duke PPA is effective until December 31, 2029. The loss of Duke Energy as a customer of OEC could have a material adverse effect on the Company.

OEC and ARC Development are parties to an Organic Waste Delivery Agreement, dated February 4, 2014, in respect of the North Carolina project, which upon commencement of operations will provide 100 tons a day of organic feedstock to OEC’s facility. The Organic Waste Delivery Agreement has a ten year term beginning on the date of the first supply of organic feedstock. In addition, OEC is party to a Substrates Supply and Transportation Agreement with CP Bio Energy LLC, which upon commencement of operations will provide approximately 220 tons a day of substrate to OEC’s facility, increasing to 320 tons a day of substrate by the second year of commercial operation. The Substrates Supply and Transportation Agreement has a ten year term (with an automatic five year renewal) beginning on the date OEC’s facility commences commercial operations. OEC is projected to require about 432 tons of organic feedstock on a daily basis and is working with other organic waste suppliers to arrange for additional supplies of feedstock.

Although no assurances can be given, we expect the North Carolina project to commence commercial operations in the first quarter of 2016. If commercial operations are not commenced within 60 days of December 31, 2015, OEC will be required to pay $500,000 of liquidated damages to Duke Energy pursuant to the Duke PPA. If applicable, York will be responsible for contributing these funds to OEC.

Rhode Island Project

On January 7, 2015, we signed an amended and restated purchase agreement with Orbit for the Rhode Island project (the “Amended OERI Purchase Agreement”). Subject to the terms of the Amended OERI Purchase Agreement, Orbit transferred full ownership of OERI to us in exchange for a development fee of $300,000, reimbursement of $86,432 and an amount equal to 30% of the distributable cash flow from the Rhode Island project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. We also agreed to use HSAD Units designed by Orbit and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OERI Management Fee”), subject to certain conditions. The Amended OERI Purchase Agreement provided that we had until January 22, 2015 to pay Orbit the development fee and reimbursement amount, which was extended to February 28, 2015 upon payment of $31,000. We did not pay the development fee and reimbursement amount and, pursuant to the terms of the Amended OERI Purchase Agreement, ownership of OERI reverted back to Orbit.

On April 8, 2015, we entered into the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Rhode Island”) and OERI (the “New OERI Purchase Agreement”), pursuant to which (i) Rhode Island purchased all of Orbit’s right, title and interest in and to the membership interests of OERI (the “OERI Interests”), (ii) Orbit abandoned all economic and ownership interest in the OERI Interests in favor of Rhode Island, (iii) Orbit ceased to me a member of OERI and (iv) Rhode Island was admitted as the sole member of OERI.

Subject to the satisfaction of certain conditions by Orbit, we agreed to be responsible for all costs of evaluating and incorporating into the Rhode Island project (i) the Orbit Technology and (ii) two HSAD Units designed by Orbit with up to a total maximum capacity of 75 tons per day. We are responsible for both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Orbit Technology incorporated into the project. We also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the Rhode Island project and to pay Orbit the OERI Management Fee.

We also acknowledged in the New OERI Purchase Agreement our continuing responsibility to pay Orbit an amount equal to thirty percent (30%) of the Rhode Island project’s distributable cash flow after we and the other equity investors in the Rhode Island project fully recoup our respective investments in the Rhode Island project (such investments to be calculated solely as amounts expended in and for the construction of the Rhode Island project) and the Rhode Island project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OERI Management Fee.

On the same date as the New OERI Purchase Agreement, (i) the Company, Rhode Island and York entered into a development and indemnification agreement (the “Rhode Island Development and Indemnification Agreement”), pursuant to which Rhode Island agreed to pay us $1,481,900, issue us 2,275 Series B units of Rhode Island (“Rhode Island Series B Units), and issue 7,725 Series A units of Rhode Island (“Rhode Island Series A Units”) to York, and (ii) we and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish the Rhode Island Series A Units and Rhode Island Series B Units and admit us and York as 22.75% and 77.25% members of Rhode Island, respectively. Pursuant to the foregoing agreements, York also agreed to pay us three equal installments of $562,500 upon (a) signing of the Rhode Island Development and Indemnification Agreement, (b) the later of (x) the date of mechanical completion of the Rhode Island project and (y) the date on which an executed interconnection agreement between OERI and National Grid, including receipt of any regulatory approvals from the Rhode Island Public Utility Commission, is delivered by OERI, and (c) commercial operation of the Rhode Island project.

Pursuant to the Rhode Island LLC Agreement, Rhode Island is managed by a board of managers initially consisting of three managers (the “Rhode Island Board”). So long as York owns more than 50% of the membership interests of Rhode Island, York is entitled to appoint two of the Rhode Island Board’s three managers. So long as we own no less than 11.375% of the membership interests of Rhode Island, we are entitled to appoint one manager of the Rhode Island Board. In the event that the Rhode Island Board determines in good faith that additional equity capital is needed by Rhode Island and is in the best interests of the Rhode Island project, the Rhode Island Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, our percentage interest in Rhode Island would be reduced accordingly. The Rhode Island LLC Agreement also contains certain restrictions on our right to transfer our membership interests in Rhode Island to third parties.

In April 2015, we received $1,481,900 for development fees and reimbursements in connection with the Rhode Island project and credited these amounts against project expenses.

OERI and The Narragansett Electric Company d/b/a National Grid (“National Grid”) are parties to a Power Purchase Agreement, dated May 26, 2011 and amended on April 11, 2013, December 9, 2013 and January 9, 2015 (as amended, the “National Grid PPA”), pursuant to which OERI has agreed to sell, and National Grid has agreed to purchase, the energy output of OERI’s facility, subject to the terms and conditions of the National Grid PPA. Among other things, the National Grid PPA requires OERI to commence commercial operations by December 31, 2015, which may be extended up to six months by OERI upon deposit of $22,500 of collateral. The National Grid PPA is effective for 15 years from the date commercial operations are commenced, which may be extended by 6 years at the option of National Grid. The loss of National Grid as a customer of OERI could have a material adverse effect on the Company.

OERI and Organic Waste Management, LLC are parties to an Organic Waste Delivery Agreement, dated February 27, 2015, in respect of 1100 to 1400 tons a week of organic feedstock, and OERI and E.L. Harvey & Sons are parties to a feedstock supply agreement, dated August 5, 2013, in respect of 50 to 100 tons a day of organic feedstock. Both agreements have ten year terms with certain provisions for renewal. Feedstock will be supplied to the Rhode Island project upon commencement of operations. OERI is projected to require 220 tons of organic feedstock on a daily basis and is working with other organic waste suppliers to arrange for additional supplies of feedstock.

Although no assurances can be given, we expect the Rhode Island project to commence commercial operations in the second quarter of 2016. Since commercial operations were not commenced by December 31, 2015, OERI will be required to deposit additional collateral of $22,500 pursuant to the National Grid PPA. York will be responsible for contributing these funds to OERI.

Both the Rhode Island and North Carolina projects previously entered into ten year compost off-take agreements, dated May 15, 2013, with McGill Environmental Systems (“McGill”), a market leader in the compost industry. The compost to be purchased by McGill will comprise the digestate that is a by-product from the anaerobic digestion process at each plant. The agreement between OEC and McGill never became effective, as the OEC facility was not operating by May 15, 2015. The agreement between OERI and McGill will become effective once the OERI facility is steadily producing 30 tons per day of compost. In general, we are currently seeking to diversify sales of the plants’ by-products among several buyers on more attractive terms.

Italy Projects

In September 2014, we entered into a letter of intent to acquire Kinexia S.p.A.’s right, interest and title in, to and under four biogas projects in the Vigevano area in Italy. The letter of intent also provides for the purchase of three additional biogas projects in the Emillia-Romagna and Lazio regions upon the same principals set forth in the letter of intent and subject to definitive agreements.

On May 14, 2015, we entered into a Share Purchase Agreement (the “Italy Projects Agreement”) with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (each, a “Seller” and collectively, the “Sellers”) through our indirect, wholly-owned subsidiary, Bluesphere Italy S.r.l. (we subsequently changed the name of Bluesphere Italy S.r.l to Bluesphere Pavia, which is the name we use herein). Pursuant to the Italy Projects Agreement, we agreed to purchase one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (each, an “SVP” and collectively, the “SVPs”) from the Sellers, who collectively hold all of the outstanding share capital of each SVP, Each SVP is engaged in the owning and operating of an anaerobic digestion biogas plant for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, we also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Italy Projects Agreement, we agreed to pay an aggregate purchase price of five million six hundred thousand euros (€5,600,000) for all of the SVPs, consisting of a purchase price for each SVP of one million four hundred thousand euros (€1,400,000) (the “Purchase Price”). The Purchase Price for each SVP was determined based on a “Base Line EBITDA” guaranteed by the Sellers and an “Equity IRR Target” calculated on the Purchase Price of no less than twenty-five percent (25%). The Purchase Price is subject to certain adjustments prior to and after closing of the acquisitions, and any variation of EBITDA results in the 18 months following a closing will trigger an adjustment to the Purchase Price for the relevant SVP, as further set forth in the Italy Projects Agreement. Fifty-percent (50%) of the Purchase Price for each SVP will be paid at the relevant closing, and the remaining fifty percent (50%) of the Purchase Price, subject to specified adjustments, will be promised by a note from each Seller, to be paid on the third anniversary of the date of the relevant closing, along with interest on the balance due at an annual rate of five percent (5%). In addition, the Sellers granted us credit of one hundred thousand euros (€100,000) per SVP, half of which is allocable to each such payment.

The closing in relation to each SVP will occur independently of closings of the sale of the other SVPs, and any such closing is subject to certain conditions precedent including, but not limited to, obtaining consent to the proposed sale and resulting change of control from the SVPs’ lender in connection with a certain Financing Agreement, dated February 25, 2013, between the SPVs, Banca IMI S.p.A. and Intesa San Paolo S.p.A, as well as from other counterparties to certain agreements to which the SVPs are a party. We have agreed to pay fifty percent (50%) of any fees and expenses charged by the lenders in connection with obtaining these consents. On July 31, 2015, Banca IMI S.p.A. consented to the changes of control, subject to certain conditions precedent, including payment of a waiver fee equal to one hundred thousand euros (€100,000).

On July 17, 2015, we entered into a Framework EBITDA Guarantee Agreement (the “EBITDA Agreement”) with Austep S.p.A. (“Austep”), an Italian corporation. Austep specializes in the design, construction, operation and servicing of anaerobic digestion plants. The EBITDA Agreement provides a framework pursuant to which Austep will perform technical analyses of operating anaerobic digestion plants in Italy that we identify as potential acquisition targets. If and when we acquire such anaerobic digestion plants in Italy, subject to the terms of the EBITDA Agreement, we and Austep have agreed to negotiate individual agreements pursuant to which Austep will operate, maintain and supervise each plant and guarantee agreed-upon levels of EBITDA for a specified period. The EBITDA Agreement will apply to the first fifteen anaerobic digestion plants that we may acquire in Italy, including the plants subject to the Italy Projects Agreement.

On August 18, 2015, we and two of our wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern Sphere”) and BlueSphere Pavia, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”) to finance the Italy Projects Agreement. Under the Helios Loan Agreement, Helios will make up to five million euros (€5,000,000) available to Bluesphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SVPs acquired, (b) eighty percent (80%) of the total required investment of up to three SVPs subsequently acquired, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SVP acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Helios may, within 90 days of a closing, require repayment of ten percent (10%) of the relevant loan and broker fees. If no such repayment is required, Helios may reduce the amount of its commitment to finance the acquisitions of the three additional SVPs to seventy to eighty percent (70-80%) of the total required investment. Helios’s commitment to provide any loan under the Helios Loan Agreement that is not utilized by June 30, 2016 will automatically cancel, unless extended in writing by Helios.

Subject to specified terms, representations and warranties, the Helios Loan Agreement provides that each loan thereunder will accrue interest at a rate of fourteen and one-half percent (14.5%) per annum, paid quarterly. Helios will also be entitled to an annual operation fee, paid quarterly. The final payment for each loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to Bluesphere Pavia, and (b) the date that the Feed in Tariff license granted to the relevant SVP expires. Pursuant to the Helios Loan Agreement and an equity pledge agreement, Eastern Sphere pledged all its shares in Bluesphere Pavia to secure all loan amounts utilized under the Helios Loan Agreement.

On December 14, 2015, pursuant to the Italy Projects Agreement, we completed the acquisitions of the four SVPs. We paid an aggregate purchase price of five million two hundred thousand euros (€5,200,000), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. Fifty percent (50%) of this adjusted Purchase Price was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The portion of the Purchase Price and closing costs paid at closing was primarily financed by a loan of two million nine hundred thousand euros (€2,900,000) pursuant to the Helios Loan Agreement. In accordance with the EBITDA Agreement, Austep will operate, maintain and supervise the biogas plants owned by the SPVs. In addition, Austep will guarantee a monthly aggregate EBITDA of one hundred eighty-eight thousand euros (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of three million seven hundred sixty thousand euros (€3,760,000) from the four SVPs. Pursuant to the terms of the agreements with Austep, we will receive the guaranteed levels of EBITDA and Austep will receive any revenue in excess of these levels.

Israel Project

In September 2014, we signed a memorandum of understanding (the “Ramat Chovav MoU”) to develop a 5.0 MW biogas project (the “Israel Project”) together with an Israeli state-owned company in Israel. The Ramat Chovav MoU contemplates that the Israeli state-owned company will lease a suitable site and perform maintenance services for the Israel Project. The Ramat Chovav MoU further contemplates that after the Israel Project is in operation for three years, the Israeli state-owned company has the option to purchase up to a 50% ownership stake at the then fair market value. We are currently conducting development activities in respect of the Israel Project, and we also expect to enter into a long-term power purchase agreement with the Israel Electric Company. Recently, the state-owned company has informed us that it will proceed with the Israel Project through a tender, and we are planning to participate. There is no assurance that we will enter into a signed definitive agreement or consummate the purchase of the Israel Project, or that project financing will be available in a timely manner or at all.

Fast Charging Battery Technology

Last year we decided to enter the fast charging battery space. On October 30, 2014, we entered into a license agreement (the “NTU License Agreement”) with Nanyang Technological University based in Singapore (“NTU”), pursuant to which NTU granted us a perpetual, exclusive, worldwide, royalty-bearing license, with rights to sublicense, to certain of its intellectual property and know-how (the “Licensed Technology”) relating to fast-charging lithium-ion batteries. Under the NTU License Agreement, we are committed to exercise our best efforts to commercialize the Licensed Technology in the consumer electronics and electric vehicle fields within four years (which can be extended in 12 month increments upon payment of $25,000 to NTU). If we fail to meet our performance milestones, then NTU will have the right to convert the license from exclusive to non-exclusive in respect of the relevant field of use (i.e., consumer electronics and electric vehicles). We also paid NTU 10,000 Singapore dollars (“SD”) upon signing the NTU License Agreement and are obligated to pay NTU (i) SD 50,000 upon production of a non-laboratory scale prototype of the first product using the Licensed Technology, (ii) SD 50,000 upon the first commercial sale of such product, and (iii) royalties of 3.5% of net sales of any products covered by the NTU License Agreement and 15% of sublicense revenue. We are responsible for all costs and expenses of patents relating to the Licensed Technology.

On January 8, 2015, we entered into a Founders Agreement with one of the inventors of the Licensed Technology (the “Quickcharge Founders Agreement”), pursuant to which we incorporated Quickcharge PTE Ltd. (“Quickcharge”) for the purpose of developing and commercializing the Licensed Technology. Pursuant to the Quickcharge Founders Agreement, we own 70% of the issued share capital of Quickcharge and are committed to provide Quickcharge up to $500,000 in loan financing. The Quickcharge Founders Agreement also contains provisions regarding dilution, option shares, restrictions on share transfers and drag along rights.

Currently, we are in discussions with potential buyers of the Licensed Technology, but there is no assurance any transaction will be consummated.

Strategy

Our main focus is providing tailored solutions internationally to produce clean energy primarily out of waste. We are focused on waste-to-energy projects in the United States, Italy and Israel and are in the process of developing a pipeline of similar projects. We believe there is a virtually endless supply of waste suitable for such projects and the demand for energy (particularly from such projects) is growing every year.

Our model in respect of waste-to-energy is to acquire or build, own and operate. We select projects with signed, long-term agreements with waste producers or waste haulers in respect of feedstock, with national governments or electricity corporations in respect of the energy output and with private entities in respect of other project by-products (such as renewable energy credits, heat, compost and fertilizer). We are currently focused on several types of projects: (i) anaerobic digestion to electricity, (ii) landfill gas to energy, (iii) anaerobic digestion to renewable natural gas, (iv) biomass and (v) energy crop to electricity.

Another component of the clean energy and waste-to-energy business in the United States is renewable energy credits (“RECs”). An REC represents a MWh or KWh of clean energy. Many states, including North Carolina and Rhode Island, the sites of our two United States projects, require their utilities to prove that a portion of the energy they sell is produced from clean or renewable sources. An REC is used to demonstrate that the relevant unit of energy has a clean or renewable source. Consequently, utilities purchase RECs from producers of clean and renewable energy. Our agreements with Duke Energy and National Grid provide for “bundled” pricing for the sale of electricity and RECs.

We expect to generate revenue through sales of thermal and electrical energy, energy efficiency technologies and RECs, and by-products, project development services, and tipping fees from accepting waste. As of September 30, 2015, we have recorded deferred revenue in respect of our projects in the United States (which will be recorded as revenue upon successful completion of those projects), but we have not otherwise received any revenues from our projects.

Our strategy is to integrate all activities and components that make up a project, providing a turnkey, one-stop shop solution for waste-to-energy projects. We are also active in seeking to purchase already operational facilities. We work with and outsource key components of projects to engineering, procurement and construction (“EPC”) and technology providers and other project participants that provide the most economically viable solution for each individual project. We believe this provides us the flexibility and freedom to tailor the best solution for each project. We expect that we will remain involved in managing and financing all aspects of our projects for their lifetimes or until they are sold. We believe this assures all of the involved parties, including waste producers, financing parties, EPC and technology providers, and customers, that there is long-term continuity and responsibility for each project.

We aim to be distinctive and successful in the waste-to-energy market by:

•	providing a one-stop, turn-key/build, own and operate/transfer solution that is unique in the market today;
•	identifying and obtaining the rights to lucrative projects without incurring material expense;
•	delivering seamless and professional project implementation through a combination of our own expertise and the use of third-party experts with a track-record of success;
•	using mature and well-known technologies when necessary to tailor make cost-efficient and effective solutions for our projects;
•	leveraging our management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;
•	building local and international teams to support each project;
•	obtaining political, property, non-performance and insolvency insurance for our projects; and
•	receiving almost all of our revenue in United States dollars or euros, whether operating in the United States, Europe or the developing world.

Competition

There are a number of other companies operating in the clean energy and waste-to-energy space, ranging from other project developers to service or equipment providers, buyers and/or investors. Unlike the standard market approach in this space (i.e., being solely a project developer, service or equipment provider or a buyer or investor), we seek to provide a one-stop shop, turn-key solution to project owners. As described above, our business model is to acquire or initiate, finance, develop, and manage all aspects of project implementation and sales of the project’s clean energy and by-products. We believe this one-stop shop approach is attractive to project owners and will differentiate us in a positive manner from our competition. We are aware of several competitors in the United States that have a similar model to us – Harvest Power, Neo Energy, Anaergia, Quasar, CH4 and others. We value these companies, as they are helping to create awareness and credibility for the waste-to-energy space. We are not aware of competitors with a similar business model in Italy or Israel.

The clean energy and waste-to-energy space is intensely competitive and subject to rapid and significant technological change. Many of our competitors and other companies operating in this space have greater financial and other resources than we have. As a result, these companies may be more effective in developing and implementing a business model similar to ours and/or competing with us in any aspect of project implementation and clean energy sales.

Government Regulation

Permitting

Each of our projects in development requires certain government approvals. In the United States, the standard required environmental permits relate to solid waste composting and air quality. All construction and operational permits for our North Carolina project have been obtained. All construction and operational permits for our Rhode Island project have been obtained, except as follows:

•	OERI’s application for the construction, installation and operation of a biogas to electricity plant was reviewed and approved by the Rhode Island Department of Environmental Management (“RIDEM”) on October 27, 2015. However, OERI has requested certain adjustments to its air permit according to its approved air distribution model.
•	OERI has revised its solid waste permit application to address certain requirements and comments of RIDEM, which was submitted on November 12, 2015.
•	OERI has submitted an industrial pretreatment permit application to the Narragansett Bay Commission (“NBC”), which addresses certain comments from NBC.

In Italy, all permits for operation of the projects have been received since these projects are operational.

Effect of Existing or Probable Government Regulations on Our Business

Our business is affected by numerous laws and regulations on the international, federal, state and local levels, including energy, environmental, conservation, tax and other laws and regulations relating to our industry. Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in our industry. We do not anticipate any material capital expenditures to comply with international, federal and state environmental requirements.

Employees

We have seven persons providing us services on a full-time basis – our non-executive chairman, chief executive officer, executive vice-president, chief technical officer, chief financial officer, vice president of mergers and acquisitions, and vice president of business development – and a part-time office manager. Our subsidiary, Eastern Sphere, has one full-time employee.

Segments and Geographic Information

We have one reporting segment. For information regarding revenue and other information regarding our results of operations for each of our last three fiscal years, please refer to our financial statements included in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in the state of Nevada on July 17, 2007 and were originally in the business of developing and promoting automotive internet sites. In 2010, we conducted a reverse merger, name change and forward split of our common stock, and current management took over operations, at which point we changed our business focus to become a project integrator in the clean energy production and waste to energy markets.

In 2013, we amended and restated our Articles of Incorporation to (a) authorize the issuance of 500,000,000 shares of preferred stock, $0.001 par value, in one or more series and with such rights, preferences and privileges as our Board of Directors may determine and (b) effect a 1 for 113 reverse stock split of our outstanding common stock.

Our direct and indirect wholly-owned subsidiaries are Eastern Sphere, Binosphere Inc (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), Sustainable Energy Ltd. (“SEL”) and Bluesphere Pavia. As of September 30, 2015, Johnstonsphere had not commenced operations. We formed Bluesphere Pavia, a subsidiary of Eastern, on May 12, 2015, which acquired four biogas plants located in Italy, as described above. We also own a 70% interest in Quickcharge, a 25% interest in Concord (which owns OEC) and a 22.75% interest in Rhode Island (which owns OERI). In addition, Eastern Sphere owns 50% interests in each of Permanent Energy Ltd. and PureSphere Ltd.

Available Information

We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.bluespherecorporate.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

Copies of the reports and other information we file with the Securities and Exchange Commission may also be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington D.C., 20549, or on the internet at www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

Item 1A. Risk Factors

Set forth below are risks with respect to the Company. Readers should review these risks together with the other information in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial may have a material adverse effect on our business, financial condition, results of operations and stock price. If any of the following risks actually occur, our business, financial condition, results of operations or stock price could be harmed. See “Forward-Looking Statements” at the beginning of this report for additional risks.

Risks Relating to Financial Position and Need for Additional Capital

We have a limited operating history which makes it difficult to evaluate our business and prospects.

The Company has a limited operating history upon which you can base an evaluation of its business and prospects. Currently none of our United States projects have commenced commercial operations, and we recently acquired four biogas plants in Italy pursuant to the Italy Projects Agreement. We have entered into certain agreements for the acquisition or development of other projects, but there is no assurance that we will successfully acquire or develop such projects. Accordingly, our business is subject to substantial risks, uncertainties and expenses that are difficult to evaluate. Our ability to generate revenue and become and remain profitable will depend on, among other things:

•	our ability to satisfy the conditions for obtaining ownership of our projects for those projects we have entered into definitive signed agreements for;
•	our ability to enter into definitive signed agreements for the acquisition of our projects for which we have entered into term sheets, letter of intent or memoranda of understanding;
•	our ability to obtain adequate financing for our projects on terms and upon timing consistent with our expectations;
•	our ability to develop and construct our projects at our projected cost and within our projected timetables;
•	our ability to effectively manage the operations at our projects;
•	our ability to develop and maintain an effective internal corporate organization; and
•	our ability to attract, hire and retain qualified and experienced management as well as technical and operations personnel.

There can be no assurance that we will generate sufficient revenue or that we will have adequate working capital to meet our obligations as they become due. Readers should consider the risks and difficulties frequently encountered by companies like Blue Sphere, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

As of September 30, 2014 and 2015, we had working capital deficit of $55,000 and $7,542,000 respectively, and shareholders’ (deficit) of $310,000 and $2,694,000, respectively. For the years ended September 30, 2014 and 2015, we incurred net losses of $7,376,000 and $7,462,000. As of September 30, 2015, we had an aggregate accumulated deficit of $43,404,000. There is a substantial change that we will incur additional substantial operating losses for the foreseeable future, and we may never achieve or maintain profitability. We anticipate that our expenses increase as we continue to implement our project development and construction plan and expand our general and administrative operations. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Any delay in, or failure to, accomplish our acquisition, financing and development plans could adversely affect our ability to generate revenues and become profitable.

Because of the numerous uncertainties associated with the acquisition, financing, and development of our projects, we are unable to predict the timing of when we will become profitable, if ever. No assurances can be given about if and when our North Carolina and Rhode Island projects will commence commercial operations, if we will close acquisitions of additional biogas plants in Italy, or if we will be able to continue to develop a pipeline of projects. We may fail to satisfy the conditions in our acquisition, financing and development agreements, and project construction may not be completed on the schedule or within the budget that we intend, or at all. The foregoing could materially and adversely affect our ability to generate revenue and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our independent auditors’ report states that there is substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu, state in their audit report, dated January 13, 2016, that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. There is a risk that we will continue to incur expenses without generating significant revenue into the future. Our source of funds to date has been the sale of our common stock, debt financing and certain development fees and reimbursements in connection with our North Carolina and Rhode Island projects. Because we cannot ensure that any of our projects will become operational or that we will be able to generate any significant revenue, obtaining new sources of equity or debt financing will be difficult.

We will require additional funding, and our future access to capital is uncertain. Insufficient capital may limit our ability to pursue our projects.

All of our current and future projects will require significant amounts of financing from us and/or our partners. We also may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. There can be no assurance that additional funds will be available on acceptable terms or at all. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity financings are likely to be dilutive to existing stockholders. Newly issued securities may include preferences, voting rights, warrants or other derivative securities, which may have additional dilutive effects to existing stockholders. Further, we may incur substantial costs to obtain additional funding, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain additional funding may be impaired by general market conditions and/or our financial condition, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our future revenue from operations, if any, is not sufficient to satisfy our capital needs, we may not be able to pursue our projects and our business, financial condition and results of operations may be materially and adversely affected.

We have incurred substantial indebtedness.

As of September 30, 2015, we had indebtedness of approximately $1,425,000. Our level of indebtedness increases the possibility that we may not have sufficient cash to pay, when due, the principal, interest or other amounts due in respect of such indebtedness. Our level of indebtedness, combined with other financial obligations and contractual commitments, could:

•	make it difficult for us to satisfy our obligations with respect to such indebtedness, which could result in events of default under the loan agreements and instruments governing the indebtedness;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing funds available for working capital, capital expenditures, and other corporate purposes;
•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, and other corporate purposes.

We may incur additional indebtedness in the future, including through the issuance of convertible notes. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we incur may impose requirements or restrictions that further affect our financial and operating flexibility.

Risks Relating to Business and Industry

Project construction and development requires significant outlays of capital and is subject to numerous risks.

The construction and development of our projects involves numerous risks. We are required to outlay significant capital for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible or economically attractive. In order to successfully construct and develop our projects, we need to negotiate satisfactory engineering, procurement and construction agreements and feedstock supply and power purchase agreements, receive all required governmental permits and approvals, obtain financing, and timely implement construction and development. Successful completion of a particular project may be adversely affected by numerous factors, including: (i) failure or delay in obtaining required government permits and approvals with acceptable conditions; (ii) unavailability of financing; (iii) uncertainties relating to land costs for projects; (iv) engineering problems; (v) construction delays and contractor performance shortfalls; (vi) work stoppages; (vii) cost over-runs; (viii) failure of equipment and materials supply; (ix) adverse weather conditions; and (x) environmental and geological conditions.

Our power purchase agreements, which we expect to be the primary source of future revenue, require us to meet certain milestones and other performance criteria.

Power purchase agreements typically require us to meet certain milestones and other performance criteria, including the commencement of a project’s commercial operations by a certain date. Our failure to meet these milestones and other criteria may result in termination of these contracts, in which case we would lose any future cash flow from the relevant project and may be required to pay fees and penalties to our counterparty. We cannot assure you that we will be able to perform our obligations under such contracts or that we will have sufficient funds to pay any fees or penalties thereunder. In the past we have had to pay fees under the Duke PPA and National Grid PPA to extend certain milestones. The Duke PPA and National Grid PPA require us to commence commercial operations of the North Carolina and Rhode Island projects, respectively, by December 31, 2015, which may be further extended upon payment of additional fees or penalties. Since we do not anticipate the North Carolina and Rhode Island projects to commence operations until 2016, we expect certain fees and penalties to be due to Duke Energy and National Grid. Although York will be responsible for these amounts, we are heavily dependent on the Duke PPA and National Grid PPA as our expected primary source of future revenue.

Our business model depends on performance by third parties under contractual arrangements.

Our businesses depend on a limited number of third parties to, among other things, own and operate our projects, purchase energy produced by our projects, and supply and deliver the goods and services necessary for the construction and operation of our projects. The viability of our projects depends significantly upon the performance of these third parties in accordance with long-term contracts. If these third parties cannot or will not perform their contractual obligations, whether due to their financial condition, force majeure events, changes in laws or regulations, or otherwise, we may not be able to secure alternate arrangements on substantially the same terms or at all for the goods and services provided under such contracts. In addition, some of the owners and operators of our projects may be smaller companies that are more likely to experience financial and operational difficulties than relatively larger, well-established companies, which could result in interruptions or delays in the operation of our projects. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain feedstock or other inputs at acceptable prices, which could increase our operating costs significantly and harm our financial condition and results of operations.

Although we can obtain certain project inputs pursuant to fixed price arrangements, we are vulnerable to the availability and price fluctuations of certain raw materials and utilities, such as feedstock and electricity. Our ability to operate our projects is dependent upon the availability of feedstock and utilities at reasonable prices. Market conditions can impact the availability and price of these inputs, and our suppliers may be unable to deliver our requirements for these inputs at acceptable prices or at all. During periods when availability of these inputs decreases or their prices increase, we may incur significant increases in our operating costs without being able to increase the selling price of our projects’ energy output under fixed price power purchase agreements. This could have a material adverse effect on our financial condition and results of operations.

Our operations in foreign markets could cause us to incur additional costs and risks associated with doing business internationally.

Our operations in markets outside the United States subject us to additional costs and risks, including:

•	compliance with foreign requirements regulating the environment and the waste-to-energy market;
•	difficulties in establishing, staffing and managing international operations;
•	U.S. laws and regulations related to foreign operations, including tax and anti-corruption laws and regulations;
•	differing intellectual property laws;
•	differing contract laws that impact the enforceability of agreements among energy suppliers and energy consumers;
•	imposition of special taxes;
•	strong national and international competitors;
•	currency exchange rate fluctuations; and
•	political and economic instability in the countries in which we operate.

 In addition, although our principal executive office is in the United States, a substantial part of our business and management is based in Israel. Therefore, our business, financial condition and results of operations could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Our failure to manage the risks associated with international operations could limit the future growth of our business and adversely affect our business, financial condition and results of operations. We may be required to make a substantial financial investment and expend significant management efforts in connection with our international operations.

Our planned operations in the developing world could cause us to incur additional costs and risks associated with doing business in developing markets.

We are seeking to operate in the developing world (such as, e.g., countries in Eastern Europe), which would make us vulnerable to political, economic and social instability in such areas. Many areas of the developing world have experienced political, economic and social uncertainty in recent years, including an economic crisis characterized in some cases by increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Currently, many of the countries in the developing world where we have projects have been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and other reforms, but there is no guarantee these policies will be successful or stay in place. Political, economic and social instability in these countries may have an adverse effect on our business, financial condition and results of operations.

Acquisition, financing, construction and development of new projects and project expansions may not commence as anticipated or at all.

Our strategy is to continue to expand in the future, including through acquisition of additional projects. The acquisition, financing, construction and development of new projects involves numerous risks, including:

•	difficulties in identifying, obtaining and permitting suitable sites for new projects;
•	assumptions with respect to the cost and schedule for completing construction;
•	the ability to obtain financing for a project on acceptable terms;
•	delays in deliveries of, or increases in the prices of, equipment;
•	the unavailability of sufficient quantities of waste or other fuels for startup;
•	permitting and other regulatory issues, license revocation and changes in legal requirements;
•	labor disputes and work stoppages;
•	unforeseen engineering and environmental problems;
•	cost overruns; and
•	weather conditions and certain force majeure events.

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

Significant changes in weather patterns and volatility could have a positive or negative influence on our existing business and our prospects for growth. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, and changes in energy pricing, among other effects.

We may face intense competition and may not be able to successfully compete.

There are a number of other companies operating in the renewable energy and waste-to-energy markets. These include service or equipment providers, consultants, managers, buyers and/or investors. In contrast to the standard market approach in these markets, we seek to provide a one-stop shop, turn-key solution to project owners.

We may not have the resources to compete with our existing competitors or with any new competitors. Most of our competitors have significantly greater personnel, financial and managerial resources than we have, and we may fail to maintain or expand our business. Moreover, as the demand for renewable energy increases, new companies may enter the market, and the influx of added competition will pose an increased risk to us. Increased competition could harm our business, prospects, financial condition and results of operations.

We rely on key personnel, and if we are unable to retain or hire qualified personnel, we may not be able to maintain or expand our business.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to maintain or expand our business, which could adversely affect our business, prospects, financial condition and results of operations. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on us. We have no “key man” insurance on any of our key employees.

If we fail to establish and maintain a system of disclosure controls and procedures and an effective system of internal control over financial reporting, we may not be able to accurately and timely disclose information and financial results of the Company or prevent fraud. Any inability to accurately and timely disclose information and financial results could harm our business and reputation and cause the price of our common stock to decline.

A system of disclosure controls and procedures is necessary to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Securities and Exchange Commission’s rules and forms. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Due to lack of segregation of duties, limited resources, and lack of a formal audit committee and financial expert on our Board, we concluded that our internal controls over financial reporting were not effective as of September 30, 2015. In addition, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to our limited internal resources and lack of ability to have multiple levels of transaction review. We have taken certain steps to address these deficiencies, but we continue to determine how best to change our current system and implement a more effective system. There can be no assurance that implementation of any changes will be completed in a timely manner or that they will be adequate once implemented.

Volatility in foreign exchange currency rates could adversely affect our financial condition and results of operations.

Foreign currency exchange rate movements between the U.S. dollar and the currencies of the jurisdictions in which we operate or receive payment (including the Euro) could make doing business more expensive or revenue in foreign currencies less valuable, which could have a material adverse effect on our financial condition and results of operations.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We do not believe there is a track record for companies pursuing our specific strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful and we do not generate revenue or profit, the value of the Company could decrease and our stockholders could lose their investments in the Company.

Risks Relating to Regulation

We may be unable to obtain, modify, or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

In order to construct and operate our projects, we must obtain and modify numerous environmental and other regulatory permits and certifications from federal, state and local agencies and authorities, including air permits and wastewater discharge permits. A number of these permits and certifications must be obtained prior to the start of construction of a project, while other permits are required to be obtained at or prior to the time of first commercial operation or within prescribed time frames following commencement of commercial operations. Any failure to obtain or modify the necessary environmental and other regulatory permits and certifications on a timely basis could delay the construction or commercial operation of our projects. In addition, once a permit or certification has been issued for a project, we must take steps to comply with each permit’s or certification’s conditions, which can include conditions as to timely construction and commencement of the project. Failure to comply with these conditions could result in revocation or suspension of the permit or certification and/or the imposition of penalties or other consequences. We also may need to modify existing permits to reflect changes in project design or requirements, which could trigger a legal or regulatory review under a standard that may be more stringent than when the permits were originally granted.

Obtaining and modifying necessary permits and certifications is a time-consuming and expensive process, and we may not be able to obtain or modify them on a timely basis or at all. In the event that we fail to obtain or modify all necessary permits and certifications, we may be forced to delay construction or operation of a project or abandon the project altogether, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent federal, state, provincial and local environmental, health and safety laws, regulations and permits.

We are subject to environmental laws and potential exposure to environmental liabilities.

Because of the nature of our projects, we are subject to various federal, state and local environmental laws and regulations that govern our operations, including the import, handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with these laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating the release or spill of hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and such owner or operator may incur liability to third parties impacted by such contamination. Failure to comply with applicable environmental laws and regulations and the imposition of environmental liability could have a material adverse effect on our business, financial condition and results of operations.

Changes in applicable laws and regulations can adversely affect our business, financial condition and results of operations.

Governmental entities that regulate our operations or projects may adopt new laws, regulations or policies, or amend or change the interpretation of existing laws, regulations or policies, at any time. We have no control over these changes, which could potentially have an adverse effect on our business, prospects, financial condition and results of operations.

Our business and reputation could be adversely affected if we or third parties with whom we have a relationship fail to comply with United States or foreign anti-corruption laws or regulations.

Our business and operations may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate. Our business and reputation may be adversely affected if we or our local partners fail to comply with such laws.

Risk Relating to Common Stock

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, or if there is a perception that our stockholders might sell shares of our common stock, the price of our common stock could decrease significantly. If we issue convertible notes or warrants, the conversion of these securities into our common stock could also decrease the price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other securities.

There is a limited public market for our common stock.

Trading in our common stock continues to be conducted on the electronic bulletin board in the over-the-counter market. As a result, a holder of our common stock may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

Our common stock is thinly traded, the price of our common stock may not reflect the value of the Company, and there can be no assurance that there will be an active market for our common stock either now or in the future.

Our common stock is thinly traded and the price of our common stock may not reflect the actual or perceived value of the Company. There can be no assurance that there will be an active market for our common stock either now or in the future. Consequently, holders of our common stock may not be able to liquidate their investment in the Company at an acceptable price to them or at all.

The market liquidity of our common stock depends, in part, on the perception of our business. We may take certain steps, including utilizing investor awareness campaigns and firms, press releases, road shows and conferences, to increase awareness of our business, which may require us to compensate consultants with cash and/or common stock. There can be no assurance that these steps will result in any impact on the trading volume or price of our common stock.

Holders of our common stock may incur dilution.

We may issue additional shares of common stock or securities convertible into or exchangeable for share of our common stock in order to raise additional capital, which could dilute existing stockholders’ percentage ownership of the Company.

The market price of our common stock could be highly volatile.

Because there is currently a low price for our common stock, many brokerage and clearing firms are not willing to effect transactions in our common stock or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced common stock as collateral for loans. If a more active market for our common stock develops, the price of our common stock could be highly volatile. The low and/or volatile price of our common stock may make it difficult for holders to sell our common stock at an acceptable price to them or at all.

Our common stock is a “penny stock”, as defined in the Exchange Act. Trading of our common stock may be restricted by the Securities and Exchange Commission’s “penny stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our common stock is subject to the regulations of the Securities and Exchange Commission promulgated under the Exchange Act that require additional disclosure for trading in penny stocks. The Securities and Exchange Commission regulations generally define penny stocks to be any equity security that is not listed on a national securities exchange and has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require broker-dealers to (i) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (ii) furnish the customer a disclosure document describing the risks of investing in penny stocks; (iii) disclose to the customer the current market quotation, if any, for the penny stock; and (iv) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may adversely affect the ability of broker-dealers and stockholders to trade our common stock.

As an issuer of “penny stock,” the safe harbor provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor in the event of a private legal action against us based on a claim that any forward-looking statement in our reports contained a material misstatement of fact or omitted a material fact necessary to make the statement not misleading. Such an action, whether successful or not, could have a material adverse effect on our business.

We have no intention to pay dividends at the present time.

We have never paid dividends or made other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located in North Carolina at 301 McCullough Drive, 4th Floor, Charlotte, NC 28262. We lease office space at this site for $179 per month. We also have office space located at 35 Asuta St. Even Yehuda, Israel 40500, for which we pay the operating expenses but do not pay any rent. We intend to obtain additional working space near our projects if and when we believe this is necessary for the development and operation of the projects. Until such time, we believe that our property is adequate for the conduct of our business.

Item 3. Legal Proceedings

From time to time we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. We and our subsidiaries are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, and to our knowledge, no such proceedings are threatened. None of our directors, officers, affiliates, or any owner of record or beneficially of more than five percent of our common stock, is involved in a material proceeding adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

The following are sales of our unregistered securities during the fiscal year ended September 30, 2015 that have not otherwise been reported in our periodic or current reports:

•	On July 1, 2015, we entered into a subscription agreement with a non-U.S. person pursuant to which we issued 2,000,000 shares of our common stock in exchange for $32,000.
•	In August 2015, we issued 3,474,405 shares of our common stock to two affiliate entities of Maxim Group LLC in respect of its financial advisor and investment banking agreement with the Company. We valued the issued shares at $34,397.

•	In August 2015, we issued 1,128,237 shares of our common stock to a non-U.S. person in respect of its financial advisor and investment banking settlement agreement with the Company. We estimated the fair value of such shares and recorded an expense of $13,088.
•	Between February and August 2015, holders of convertible promissory notes representing an aggregate principal amount of $1,480,716 converted their notes into 75,060,414 shares of our common stock.

•	Between July and September 2015, we issued 8,035,000 shares of our common stock to a consultant in respect of his investor relations and public relations services consulting agreement with the Company. We estimated the fair value of such shares and recorded an expense of $198,614.

•	On October 21, 2015, we issued 1,630,000 and 8,484,848 shares of our common stock to Dr. Borenstein Ltd. in respect of subscription agreements entered into with Dr. Borenstein Ltd. on April 15, 2015 and June 12, 2015 for an aggregate purchase price of $48,000 and $140,000, respectively.

The transactions described above were exempt from registration under the Securities Act as transactions not involving a public offering.

Market Information

Our common stock is quoted on the OTCQB under the symbol “BLSP”. The following quotations, which were obtained from nasdaq.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The first day on which our common stock traded under BLSP was March 16, 2010. The prices set forth below for the quarter ended December 31, 2013 give retroactive effect to our 1 for 113 reverse split, which became effective on December 4, 2013.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low

September 30, 2015	$0.04	$0.01
June 30, 2015	$0.07	$0.02
March 31, 2015	$0.23	$0.04
December 31, 2014	$0.20	$0.12

Quarter Ended	High	Low

September 30, 2014	$0.32	$0.17
June 30, 2014	$0.37	$0.06
March 31, 2014	$0.39	$0.09
December 31, 2013	$0.49	$0.05

Holders

As of December 31, 2015, we had 281 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to fund ongoing operations and the future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500,000 worth of our common stock. We may purchase shares of our common stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice.

Our share repurchase activity during the three months ended September 30, 2015 is presented in the table below..

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
July 1 to July 31	144,054	0.1966	144,054	$471,672
August 1 to August 31	0	—	0	$471,672
September 1 to September 30	0	—	0	$471,672
Total:	0	—	0	$471,672

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated audited financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. The following discussion contains forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the heading “Note Regarding Forward-Looking Statements” and in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Company Overview

We are an international Build, Own & Operate company (BOO) active around the world in the clean energy production and organics to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, organics to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We are currently focusing on projects related to the construction, acquisition or development of biogas facilities in the United States, Italy and Israel, as well as our fast charging battery technology.

Our business model is based on two main activities: we are a Build, Own & Operate (BOO) company, and we are a strategic acquirer of already built and operational facilities. In 2015, we executed on our BOO business model by integrating the construction, financing and management of the North Carolina and Rhode Island projects. We anticipate these projects to commence commercial operations in the first and second quarters of 2016, respectively, and to have a collective capacity of 8.4 MW. Any revenue generated by these projects is recognized as deferred revenue until the facilities are commercially operational. We also executed on our acquisition strategy in 2015 by acquiring four SVPs in Italy, each of which owns an operational anaerobic digester with approximately 1 MW of capacity. The foregoing achievements have put a tremendous burden on our human and financial resources. We plan to expand our BOO and strategic acquisition activities in the coming year, which will require adding members to our team and additional capital investments.

Results of Operations

Deferred Revenue

$1,481,900 of development fees for the Rhode Island project is recorded as deferred revenue. Upon successful completion of the project, this amount will be recorded as revenue.

We have recorded no revenue since inception of the Company.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2015 were $5,331,000 as compared to $7,120,000 for the year ended September 30, 2014. The decrease is mainly attributable to the decrease in share-based compensation expenses to employees and service providers.

Net Loss

We incurred a net loss of $7,462,000 for the year ended September 30, 2015, as compared to a net loss of $7,376,000 for the year ended September 30, 2014. The increase in net loss is mainly attributable to an increase in financial expenses, partially offset by a decrease in share-based compensation expenses to employees and service providers.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2015, we had cash of $161,000, as compared to $298,000 as of September 30, 2014. As of September 30, 2015, we had a working capital deficit of $7,542,000, as compared to $55,000 as of September 30, 2014. The increase in our working capital deficit is mainly attributable to deferred revenues from projects and joint ventures.

Net cash used in operating activities was $818,000 for the year ended September 30, 2015, as compared to $1,802,000 for the year ended September 30, 2014. The decrease is mainly attributable to the decrease in share-based compensation expenses.

Net cash flows used in investing activities was $37,000 for the year ended September 30, 2015, as compared to $198,000 for the year ended September 30, 2014. The decrease in cash used in investing activities is due to a decrease in payments on account of projects capitalized, partially offset by payments for the acquisition of fixed assets and investments in a nonconsolidated subsidiary.

Net cash flows provided by financing activities was approximately $718,000 for the year ended September 30, 2015 as compared to approximately $2,252,000 for the prior period September 30, 2014. The decrease in cash provided by financing activities was due to the decrease in equity financing, such as convertible debentures received containing a beneficial conversion feature and other loans received, and repayments of convertible debentures and loan repayments. We have principally financed our operations through the sale of our common stock and the issuance of convertible debt. Subsequent to the year ended September 30, 2015, we closed a $3 million offering of senior debentures and warrants, as further described in our Form 8-K filed with the SEC on December 28, 2015.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

To date, we have principally financed our operations through the sale of our common stock, the issuance of debt and development fees received for the North Carolina and Rhode Island projects. Although management anticipates that cash resources will be available to the Company, including the Helios Loan Agreement, expected revenue from the North Carolina and Rhode Island projects, and the proceeds of its $3 million debenture offering in December 2015, it believes existing cash will not be sufficient to fund planned operations and project investment through the next 12 months.

Therefore, we are still seeking to raise additional funds for future operations and possible project investment, and any meaningful equity or convertible debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements of any nature.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be included in this report appear as indexed in Appendix A to this report beginning on page F-1.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the year ended September 30, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources. While management is working on a plan, no assurance can be made that the implementation of more effective controls and procedures will be completed in a timely manner, or that such controls and procedures will be adequate once implemented.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent all error or fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, an evaluation of effectiveness of controls is subject to the risk that the controls may become inadequate because of changes in business conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Pursuant to Rule 13a-15(c) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of our internal controls over financial reporting as of the year ended September 30, 2015. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2015. Specifically, during our assessment of the effectiveness of internal controls over financial reporting, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight. Due to our limited resources, we do not have multiple levels of transaction review. Additionally, during the year ended September 30, 2015, we did not have a formal audit committee and the Board did not have a financial expert, which might have contributed to a lack of Board oversight of the financial reporting process.

Our management is in the process of determining how best to change our current system and implement a more effective system of controls and procedures. For example, we recently added a financial expert to the Board and formed an audit committee to provide Board oversight of the financial reporting process. However, given limitations in financial and human resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made that the implementation of a more effective system of controls and procedures will be completed in a timely manner, or that such controls and procedures will be adequate once implemented.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended September 30, 2015. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the year ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
Joshua Shoham	64	Chairman of the Board

Shlomo Palas	54	Chief Executive Officer and Director

Yigal Brosh	52	Director

Shimon Erlichman	64	Director

Itai Haboucha	36	Director

Roy Amitzur	53	Executive Vice President

Shlomo Zakai	46	Chief Financial Officer (Israel)

Steven Paulik	49	Chief Financial Officer (U.S.)

Joshua Shoham – Chairman of the Board

Mr. Shoham became our Chairman on March 2, 2012. Mr. Shoham has extensive experience in senior executive management and in international business development in the United States, Europe and China. He has held several General Manager positions and is co-founder of several high-tech startups. Mr. Shoham was also a strategic market development consultant responsible for a range of transactions in the Israeli and Chinese traditional and high-tech industries. He previously served as a director on the board of Bio-Cell (TASE: BCEL), which merged its activities into Protalix Biotherapeutics (AMEX: PLX). Mr. Shoham holds an MBA and a B.A. in Economics, both from the Hebrew University of Jerusalem, and an LL. B degree from the Faculty of Law of Tel-Aviv University. The Board has determined that Mr. Shoham is qualified to serve on the Board as a result of his extensive experience in senior management and international business development.

Shlomo Palas – Chief Executive Officer and Director

Mr. Palas became our Chief Executive Officer and a director on March 3, 2010. Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. From 2005 to 2010, he served as an entrepreneur advising companies in the biodiesel industry. Prior to that he was a senior consultant with Mitzuv, a leading management consulting firm, and has served in a variety of marketing roles. Since 2010, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China. Mr. Palas previously served as Chief Executive Officer of Becco Biofuels China Ltd., which was a company active in the biofuel industry. Mr. Palas participated in the establishment of the largest commercial algae farm in China together with one of China’s largest electrical utilities. Mr. Palas holds a B.A. in Statistics and Management from Haifa University and an M.S. from Baruch College. The Board has determined that Mr. Palas is qualified to serve on the Board as a result of his significant experience in renewable and clean tech manufacturing and his management and entrepreneurial experience.

Yigal Brosh – Director

Mr. Brosh is a director at Abroker Trading & Securities LTD. and Chairman of the Board at Environmental Services Company Ltd. Environmental Services Company is a government-owned national infrastructure company, established for the purpose of handling all the hazardous waste produced in Israel. The company owns the Ramat Hovav plant for the treatment of hazardous waste, which handles a wide variety of organic, inorganic and solid materials. Mr. Brosh previously served as a director at Analyst Portfolio Management Ltd. and is former CEO, director and partner of Millennium Mutual Funds. Mr. Brosh holds a B.A. in Economics and M.B.A (Hebrew University of Jerusalem) and an investment portfolio management license from the Israel Securities Authority (ISA).

Shimon Erlichman – Director

Mr. Erlichman previously served as CFO of two Israeli companies traded on the Israeli Stock Exchange and established his own company in 1980, which provides services to local and foreign companies in Israel. Mr. Erlichman holds a B.A. in Accounting and Economics from Bar Ilan University and is a member of the Israeli Institute of Certified Public Accountants.

Itai Haboucha – Director

Mr. Haboucha is a corporate finance expert and has held various roles in his diversified career. Mr. Haboucha has served as an attorney, financial advisor, strategic advisor, credit rating specialist and underwriter with various public and private corporations, totaling over 100 clients worldwide. In 2010, Mr. Haboucha joined the GSE group, the leading financial consulting firm in Israel, where he provided the firm’s clients with financial advisory, credit rating advisory, underwriting, and M&A services. Currently, Mr. Haboucha serves as Head of M&A at GSE, leads GSE’s relations with overseas clients, and serves on the board of directors of several public and private companies. Mr. Haboucha holds an LL B and MBA (specializing in finance) from TAU.

Roy Amitzur – Executive Vice President

Mr. Amitzur has served as our Executive Vice President since August 2011. Since 2008, Mr. Amitzur has served as President of Clean Technologies Group Ltd, a holding and integration company specializing in investment in water technologies and water and waste water project execution. In addition, Mr. Amitzur has managed a number of start-up companies, including Bio Pure Technology Ltd., Proxy Aviation Systems, Inc., and Aquarius Technologies Inc. Mr. Amitzur has significant experience in implementing BOT and turn-key projects in water technologies and water and waste water execution around the world.

Shlomo Zakai – Chief Financial Officer (Israel)

Mr. Zakai has served as our Chief Financial Officer (Israel) since January 9, 2012. Mr. Zakai is an expert in finance with many years of experience with U.S. public companies. He established his own accounting firm in 2004, providing a range of services to publicly traded and private companies, and he has served as controller and Chief Financial Officer of a number of private companies. Mr. Zakai serves as the internal auditor of several Israeli traded companies and oversees Sarbanes-Oxley compliance in several U.S. and Israeli traded companies. He previously worked as an accountant for nine years in the hi-tech department of Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a senior manager and worked with companies publicly traded on NASDAQ and in Israel. Mr. Zakai is a CPA (Certified Public Accountant) and holds a B.A. in Accounting from the College of Management in Rishon Le’Zion.

Steven Paulik – Chief Financial Officer (U.S.)

Mr. Paulik has served as our Chief Financial Officer (U.S.) since August 2013. He has over 15 years of finance experience in the utility and alternative energy fields, including serving as CFO for Global Energy Holdings Group, a publicly traded alternative energy company. Mr. Paulik also served in leadership roles for an investor owned utility, serving as controller for the company’s energy marketing and alternative energy subsidiaries and as director of corporate accounting. He is a Certified Public Accountant and has a B.S. in Accounting from Lehigh University and an M.B.A. from Georgia State.

During the past ten years, none of the following events have occurred with respect to our directors and executive officers:

(1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Such person was subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4)	Such person was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

Board of Directors

We currently have five directors serving on our Board of Directors. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board consent in writing to the action.

We are not a listed issuer, as such term is defined in Rule 10A-3 of the Exchange Act, and are therefore not subject to director independence standards. However, using the definition of “independent director” from Section 803 of the rules of the NYSE MKT, the following directors would be considered independent: Yigal Brosh, Shimon Erlichman and Itai Haboucha.

Our directors are elected by the vote of a majority in interest of the holders of our common stock and hold office until the earlier of his or her death, resignation, removal or expiration of the term for which he or she was elected and until a successor has been elected and qualified. The Board may also appoint directors to fill vacancies on the Board created by the death, resignation or removal of any director.

On June 17, 2015, our Board approved an amendment to the Company’s bylaws, effective as of such date, (i) to require any stockholder intending to propose business to be conducted at the annual meeting or to nominate any candidate for election to the Board to notify the Company not later than the close of business on the ninetieth (90th) day, nor earlier than the close of business on the one hundred twentieth (120th) day, in advance of the first anniversary of the preceding year’s annual meeting (provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than seventy (70) days after such anniversary date, notice by the stockholder must be so delivered by the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Company) and (ii) to require any such stockholder to provide specified information and representations and, if applicable, require director nominees to provide specified information and representations in order to be eligible to be elected as a director.

Committees of the Board of Directors

On October 12, 2015, our Board designated the following three committees of the Board: an audit committee, a finance committee and an administration and management committee. We do not have compensation or nominating committees.

The members of the audit committee are Yigal Brosh and Shimon Erlichman CPA. The audit committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that both Yigal Brosh and Shimon Erlichman would be considered “independent directors” and “audit committee financial experts” within the meaning of the NYSE MKT and Exchange Act rules.

The members of the finance committee are Shlomi Palas, Yigal Brosh and Itai Haboucha. The finance committee is responsible for, among other things, reviewing our investment policy, annual financing plan and financial structure.

The members of the administration and management committee are Shlomi Palas and Joshua Shoham. The administration and management committee is responsible for, among other things, managing and overseeing daily operations and transactions in the ordinary course of our business.

Code of Ethics

Due to the limited size and resources of the Company, we have not adopted a code of ethics applicable to our principal executive, financial and accounting officers. However, our Board is considering implementation a code of ethics.

Compliance under Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that Shlomi Palas, Joshua Shoham, Yigal Brosh, Shlomo Zakai, Roy Amitzur and Steven Paulik failed to file Forms 3 and/or 4 with respect to various grants and purchases of shares of our common stock and other of our securities during the year ended September 30, 2015.

Item 11. Executive Compensation

Summary Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by Shlomo Palas, our Chief Executive Officer, Shlomo Zakai and Steven Paulik, our Chief Financial Officers, and Roy Amitzur, our Executive Vice President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)

Shlomo Palas	2015	180,000	—	72,250	67,093	—	—	—	319,843
(CEO)(2)	2014	120,000	—	265,350	65,000	—	—	—	450,350

Shlomo Zakai	2015	33,820	—	8,562	5,673	—	—	—	48,055
(CFO)	2014	22,500	—	—	—	—	—	—	22,500

Roy Amitzur	2015	180,000	—	67,750	50,400	—	—	—	278,150
(EVP)	2014	120,000	—	217,591	47,500	—	—	—	385,091

Steven Paulik	2015	122,168	—	10,750	5,673	—	—	—	138,591
(CFO)	2014	—	—	—	—	—	—	—	—

(1) For assumptions made in the valuation of stock awards and option awards, see Note 7 to our audited consolidated financial statements.

(2) Shlomo Palas is also a director of the Company. Mr. Palas receives no compensation as a director.

Narrative Disclosure to Summary Compensation Table

Shlomi Palas

On October 11, 2015, we entered into a service agreement with Mr. Palas to retain him as the Company’s Chief Executive Officer. The service agreement, which was intended to extend the term of a previous service agreement with Mr. Palas, will expire on October 10, 2020, subject to a five year extension at the option of the Company and Mr. Palas. As CEO, Mr. Palas, among other duties, is responsible for setting our overall corporate direction, including establishing and maintaining budgets and ensuring we have adequate capital for our operations, marketing and general corporate activities. Under the terms of his service agreement, Mr. Palas will receive $204,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock option grants each year of the agreement to purchase 950,000 shares of the Company’s common stock at an exercise price and on such other terms as provided in the grants. Mr. Palas will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Palas’ employment may be terminated with or without cause by the Company, subject to the terms of his service agreement.

On February 24, 2015, Mr. Palas was issued 750,000 shares of common stock to under the 2010 Plan. In addition, on February 24, 2015 the Company granted under its 2014 Plan 3,600,000 shares of common stock and 900,000 options to purchase shares of common stock to Mr. Palas. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Roy Amitzur

On October 15, 2015, we entered into a service agreement with Roy Amitzur and JLS Advanced Investment Holdings Limited (“JLS”), a company owned by Mr. Amtizur, to retain Mr. Amitzur as the Company’s Executive Vice President. The service agreement, which was intended to extend the term of a previous service agreement with Mr. Amitzur, will expire on October 14, 2020, subject to a five year extension at the option of the Company and Mr. Palas. As Executive Vice President, Mr. Amitzur, among other duties, is responsible for developing and managing the Company’s projects and sourcing the required capital for such projects. Under the terms of his service agreement, Mr. Amitzur will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock option grants each year of the agreement to purchase 850,000 shares of the Company’s common stock at an exercise price of $0.01 and on such other terms as provided in the grants. Mr. Amitzur will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Amitzur’s employment may be terminated with or without cause by the Company, subject to the terms of his service agreement.

On February 24, 2015 the Company granted under its 2014 Plan 3,500,000 shares of common stock and 700,000 options to purchase shares of common stock to Mr. Amitzur. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Shlomo Zakai

On January 9, 2012, we entered into a service agreement with Shlomo Zakai engaging Mr. Zakai as our Chief Financial Officer (Israel). Beginning January 1, 2014, Mr. Zakai began to receive base compensation at a variable monthly rate of $1,500 to $3,500, subject to the terms of the service agreement. Both we and Mr. Zakai have the right to terminate the service agreement for any reason with prior notice of thirty days.

On February 24, 2015 the Company granted under its 2014 Plan 350,000 shares of common stock and 175,000 options to purchase shares of common stock to Mr. Zakai. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Steven Paulik

We entered into an agreement on or around August 1, 2013 with Steven Paulik to provide services to the Company as its Chief Financial Officer (United States) for a base salary, currently at $138,375, and other such compensation as determined by the Company in its discretion.

On February 24, 2015 the Company granted under its 2014 Plan 600,000 shares of common stock and 175,000 options to purchase shares of common stock to Mr. Paulik. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2015, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Shlomo Palas (1) (CEO)	455,088	675,000	0.14 -0.5763	04/30/2018 –02/24/2020	2,700,000	81,000	—	—

Shlomo Zakai (2) (CFO)	43,750	131,250	0.14	02/24/2020	262,500	7,875	—	—

Roy Amitzur (3) (EVP)	343,142	525,000	0.14 -0.5763	04/30/2018 –02/24/2020	2,625,000	78,750	—	—

Steven Paulik (4) (CFO)	43,750	131,250	0.14	02/24/2020	450,000	13,500	—	—

(1)	On April 30, 2013, Mr. Palas was granted 230,089 shares of our common stock and options to purchase 230,089 shares of common stock, each of which will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share. On February 24, 2015, Mr. Palas was issued 750,000 shares of common stock under the 2010 Plan. In addition, on February 24, 2015, Mr. Palas was issued 3,600,000 shares of common stock and 900,000 options to purchase shares of common stock under the 2014 plan. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

(2)	On February 24, 2015, Mr. Zakai was issued 350,000 shares of common stock and 175,000 options to purchase shares of common stock under the 2014 plan. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.
(3)	On April 30, 2013, Mr. Amitzur was granted 168,142 shares of our common stock and options to purchase 168,142 shares of common stock, each of which will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant. The options are exercisable for 5 years at an exercise price of $0.5763 per share. On February 24, 2015, Mr. Amitzur was issued 3,500,000 shares of common stock and 700,000 options to purchase shares of common stock under the 2014 plan. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

(4)	On February 24, 2015, Mr. Paulik was issued 600,000 shares of common stock and 175,000 options to purchase shares of common stock under the 2014 plan. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Equity Compensation Plan Information

On February 24, 2015, our Board approved and adopted the Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Plan”), pursuant to which the Company may award shares of its common stock, options to purchase shares of its common stock and other equity-based awards to eligible participants. The 2014 Plan replaced the Company’s Global Share Incentive Plan (2010) (the “2010 Plan”). The 2010 Plan and 2014 Plan are further described in Note 7 to our audited financial statements.

The following table summarizes information as of the close of business on September 30, 2015 about the 2014 Plan and 2010 Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	4,303,761	$0.222	3,221,239
Total	4,303,761	$0.222	3,221,239

Director Compensation

The table below sets forth, for our last fiscal year, the compensation earned by each of our directors:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Options awards ($)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Shlomi Palas	—	—	—	—	—	—	—

Joshua Shoham	180,000	30,625	56,234	—	—	—	266,859

Yigal Brosh	—	3,062	5,673	—	—	—	8,735

Shimon Erlichman	—	—	—	—	—	—	—

Itai Haboucha	—	—	—	—	—	—	—

(1) As of September 30, 2015, the aggregate number of stock awards outstanding was 14,578,761.

(2) As of September 30, 2015, the aggregate number of option awards outstanding was 4,303,761.

Narrative Disclosure to Director Compensation Table

Currently, the Board has not determined standard, uniform compensation and expense reimbursement arrangements for individuals serving only as a director. Shimon Erlichman and Itai Haboucha did not earn compensation during our last fiscal year since they joined the Board on September 29, 2015. All of the compensation received by Shlomi Palas was attributable to his role as Chief Executive Officer of the Company, as described above under the heading “Summary Compensation.” The compensation received by our other directors was individually negotiated, as described below.

On October 15, 2015, we entered into an advisory agreement with Joshua Shoham to retain Mr. Shoham as a strategic and business advisor to the Company, in addition to his role as Chairman of the Board. The agreement, which was intended to extend the term of a previous advisory agreement with Mr. Shoham, will expire on October 14, 2020, subject to a five year extension at the option of the Company and Mr. Shoham. Under the terms of his advisory agreement, Mr. Shoham will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock option grants each year of the agreement to purchase 850,000 shares of the Company’s common stock at an exercise price of $0.01 and on such other terms as provided in the grants. Mr. Shoham will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Shoham’s employment may be terminated with or without cause by the Company, subject to the terms of his advisory agreement.

On February 24, 2015, the Board authorized the issuance to Mr. Shoham of 4,100,000 shares of our common stock and options to purchase 700,000 shares of common stock, and the issuance to Mr. Brosh of 450,000 shares of our common stock and options to purchase 175,000 shares of common stock. Of these grants, 600,000 shares issued to Mr. Shohan and 100,000 shares issued to Mr. Brosh vested immediately. With respect to the rest of the grants, the shares and options will vest over a two-year period with 1/8 of the total amount of the shares and options vesting at the end of each quarter from the date of the grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth certain information as of December 31, 2015 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns 5% or more of our common stock, (ii) our named executive officers, (iii) each director, and (iv) our named executive officers and directors as a group. Unless otherwise indicated in the footnotes to the table, we believe each stockholder named in the table has sole voting and investment power with respect to the shares of common stock listed. Unless otherwise indicated in the footnotes to the table, the address for each named executive officer and director is 35 Asuta Street, Even Yehuda, Israel 40500. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 31, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

	Number of Shares of Common Stock	Percent Of Class (1)
Name and Address of Beneficial Owner 5% Stockholders

Dr. Borenstein Ltd.	12,801,610	7.06%
18 Reipes St. Tel Aviv, Israel

Directors and Named Executive Officers

Shlomo Palas (2)	3,898,124	2.12%
Joshua Shoham (3)	2,805,977	1.53%
Yigal Brosh (4)	196,875	0.11%
Shimon Erlichman	—	—
Itai Haboucha	—	—
Roy Amitzur (3)	3,496,772	1.91%
Shlomo Zakai (4)	296,875	0.16%
Steven Paulik (5)	390,625	0.22%

All Directors and Executive Officers as a Group (8 Persons)	11,085,248	6.11%

(1)	Based on 181,317,675 shares of common stock issued and outstanding as of December 31, 2015.

(2)	Includes 337,500 shares issuable upon options exercisable within 60 days of December 31, 2015 and 1,350,000 shares vested within 60 days of December 31, 2015.
(3)	Includes 262,500 shares issuable upon options exercisable within 60 days of December 31, 2015 and 1,312,500 shares vested within 60 days of December 31, 2015.
(4)	Includes 65,625 shares issuable upon options exercisable within 60 days of December 31, 2015 and 131,250 shares vested within 60 days of December 31, 2015.
(5)	Includes 65,625 shares issuable upon options exercisable within 60 days of December 31, 2015 and 225,000 shares vested within 60 days of December 31, 2015.

Changes in Control

We are not aware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our Company.

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Transactions

In the last two fiscal years, there has not been any transaction, and currently there is no proposed transaction, in which we were or are going to be a participant and the amount involved exceeds $120,000, in which any related person had or will have a direct or indirect material interest, except as set forth below. A related person is any person who is a director or executive officer of the Company, a holder of 5% or more of our common stock, and any immediate family member of the foregoing.

On December 18, 2015, we entered into a no-interest bearing €118,000 promissory note with R.S. Palas Management Ltd., an entity owned and controlled by Shlomi Palas. The loan under the promissory note was used to finance a portion of the acquisition of the four SPVs in Italy pursuant to the Italy Projects Agreement. We have since paid back the loan under the promissory note with proceeds from our $3 million debenture offering.

Director Independence

Please see Part III, Item 10 under the heading “Corporate Governance” for information about the independence of our directors.

Item 14. Principal Accounting Fees and Services

Brightman Almagor Zohar& Co., a member firm of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, served as our independent public accountants for the fiscal years ended December 31, 2015 and 2014, for which audited financial statements appear in this Annual Report on Form 10-K.

The following table presents the aggregate fees for professional services rendered by such accountants to us during their respective term as our principal accountants in 2015 and 2014.

	2015	2014
	(US$ in thousands)	(US$ in thousands)
Audit Fees (1)	60	45
Tax Fees	16	—
Total	76	45

(1)	Includes professional services rendered in connection with the audit of our annual financial statements and the review of our interim financial statements.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2015 and 2014 were $60,000 and $45,000, respectively.

Audit-Related Fees

Our principal accountant did not provide assurance or related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal years ended September 30, 2015 and 2014.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2015 were $16,000. There were no such fees billed for the fiscal year ended September 30, 2014.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended September 30, 2015 and 2014.

Our Board did not have an audit committee until after the end of the fiscal year ending September 30, 2015. Therefore, the audit committee did not review or approve the engagement of the Company’s principal accountant or the fees disclosed above.

Item 15. Exhibits and Financial Statement Schedules

No.	Description
3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013 (1)
3.2	Amended and Restated Bylaws, dated June 17, 2015 (2)
10.1	Orbit Energy Rhode Island LLC Membership Interest Purchase Agreement, dated April 8, 2015 (3)
10.2	Rhode Island Energy Partners LLC Development and Indemnification Agreement, dated April 8, 2015 (3)
10.3	Amended and Restated Rhode Island Energy Partners LLC Agreement, dated April 8, 2015 (3)
10.4	Orbit Energy Charlotte, LLC Letter Agreement dated January 29, 2015 (4)
10.5	Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement, dated January 30, 2015 (5)
10.6	Concord Energy Partners, LLC Development and Indemnification Agreement, dated January 30, 2015 (4)
10.7	Amended and Restated Concord Energy Partners LLC Agreement, dated January 30, 2015 (4)
10.8	Ori Ackerman Loan Agreement, dated March 15, 2015 (6)
10.9*	Global Share and Options Incentive Enhancement Plan (2014) (6)
10.10	Share Purchase Agreement by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated May 14, 2015 (7)
10.11	Framework EBITDA Guarantee Agreement dated July 17, 2015 (5)
10.12	Long Term Mezzanine Loan Agreement by and among Blue Sphere Corp., Eastern Sphere Ltd., Bluesphere Italy S.r.l., and Helios Italy Bio-Gas 1 L.P., dated August 18, 2015 (8)
10.13*	Service Agreement between Blue Sphere Corporation and Shlomo Palas, dated October 15, 2015
10.14*	Service Agreement by and among Blue Sphere Corporation, JLS Advanced Investment Holdings Limited, and Roy Amitzur, dated October 15, 2015
10.15*	Advisory Agreement between Blue Sphere Corporation and Joshua Shoham, dated October 15, 2015
10.16	License Agreement between Blue Sphere Corporation and Nanyang Technological University, dated October 30, 2014
10.17	Founders Agreement between Blue Sphere Corporation and Prof. Chen Xiaodong, dated January 8, 2015
21.1	List of Subsidiaries
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from Blue Sphere Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2015.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on February 5, 2015.
(5)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on August 14, 2015.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 15, 2015.
(7)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 18, 2015.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 24, 2015.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 13, 2016	Blue Sphere Corporation

	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	January 13, 2016
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

By:	/s/ Shlomo Zakai	January 13, 2016
Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Steven Paulik	January 13, 2016
Steven Paulik
Chief Financial Officer

By:	/s/ Joshua Shoham	January 13, 2016
Joshua Shoham
Director

By:	/s/ Yigal Brosh	January 13, 2016
Yigal Brosh
Director

By:	/s/ Shimon Erlichman	January 13, 2016
Shimon Erlichman
Director

By:	/s/ Itai Haboucha	January 13, 2016
Itai Haboucha
Director

APPENDIX A - FINANCIAL STATEMENTS

BLUE SPHERE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

BLUE SPHERE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

IN U.S. DOLLARS

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-4

CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of September 30, 2015 and 2014	F-5
Statements of operations for the three years ended September 30, 2015, 2014 and 2013	F-6
Statements of changes in stockholders’ equity (deficit) for the three years ended September 30, 2015,	F-7
2014 and 2013
Statements of cash flows for the three years ended September 30, 2015, 2014 and 2013	F-8
Notes to financial statements	F-9-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Sphere Corp.

We have audited the accompanying consolidated balance sheets of Blue Sphere Corp. and its subsidiaries as of September 30, 2015 and 2014, the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corp. and its subsidiaries as of September 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has incurred recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note lb. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel
January 13, 2016

BLUE SPHERE CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30,	September 30,
	2015	2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$161	$298
Other current assets	21	265
Total current assets	182	563

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	31	—

INVESTMENTS IN JOINT VENTURES (note 1b)	4,952	469
Total assets	$5,165	$1,032

Liabilities and Stockholders’ Equity (Deficiency)
CURRENT LIABILITIES:
Current maturities of long term loan	$32	$32
Accounts payables	58	12
Other accounts payable	681	343
Debentures, notes and loans	519	231
Deferred revenues from joint ventures	6,434	—
Total current liabilities	7,724	618

LONG TERM BANK LOAN	135	104

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common shares of $0.001 par value each: Authorized: 1,750,000,000 shares at September 30, 2015 and 2014, respectively. Issued and outstanding: 167,952,595 shares and 50,109,036 shares at September 30, 2015 and September 30, 2014, respectively	1,244	1,126
Proceeds on account of shares	20	20
Treasury shares	(28)
Additional paid-in capital	39,474	35,106
Accumulated deficit	(43,404)	(35,942)
Total Stockholders’ Equity (Deficiency)	(2,694)	310
Total liabilities and Stockholders’ Equity (Deficiency)	$5,165	$1,032

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Year ended
	September 30
	2015	2014	2013

OPERATING EXPENSES -
General and administrative expenses	$5,331	$7,120	$1,831

Other losses (incomes)	(14)	—	20

Financial expenses, net	2,145	256	119

NET LOSS FOR THE YEAR	$7,462	$7,376	$1,970

Net loss per common share - basic and diluted	$(0.088)	$(0.334)	$(0.345)

Weighted average number of common shares outstanding during the period - basic and diluted	85,135,631	22,077,519	5,705,471

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of	Treasury	Additional paid-in	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	shares	Shares	Capital	stage	(deficiency)

BALANCE AT OCTOBER 1, 2012	1,634,478	$184	$—	$—	$25,744	$(26,596)	$(668)
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2013:
Share based compensation	—	—	—	—	203	—	203
Issuance of common stock, net of issuance expenses	3,593,579	406	—	—	485	—	891
Issuance of common stock in respect of issuance of convertible notes	2,558,224	289	—	—	15	—	304
Issuance of shares for services	1,834,929	207	—	—	551	—	758
Net loss for the period	—	—	—	—	—	(1,970)	(1,970)
BALANCE AT SEPTEMBER 30, 2013	9,621,210	$1,086	$—	$—	$26,998	$(28,566)	$(482)
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2014:
Share based compensation	—	—	—	—	1,711	—	1,711
Issuance of common stock, net of issuance expenses	9,054,967	9	—	—	891	—	900
Issuance of common stock in respect of issuance of convertible notes	13,946,727	14	—	—	1,262	—	1,276
Issuance of shares for services	17,486,132	17	—	—	3,203	—	3,220
Issuance of convertible debentures containing a beneficial conversion feature	—	—	—	—	1,041	—	1,041
Proceeds on account of shares	—	—	20	—	—	—	20
Net loss for the period	—	—	—	—	—	(7,376)	(7,376)
BALANCE AT SEPTEMBER 30, 2014	50,109,036	$1,126	$20	$—	$35,106	$(35,942)	$310
CHANGES DURING THE YEAR ENDED SEPTEMBER 30, 2015:
Share based compensation	—	—	—	—	558	—	558
Issuance of common stock, net of issuance expenses	9,338,682	9	—	—	338	—	347
Issuance of common stock in respect of issuance of convertible notes	75,532,381	76	—	—	1,449	—	1,525
Issuance of shares for services	33,116,550	33	—	—	1,541	—	1,574
Issuance of convertible debentures containing a beneficial conversion feature	—	—	—	—	482	—	482
Treasury shares	(144,054)	—	—	(28)	—	—	(28)
Net loss for the period	—	—	—	—	—	(7,462)	(7,462)
BALANCE AT SEPTEMBER 30, 2015	167,952,595	$1,244	$20	(28)	$39,474	$(43,404)	$(2,694)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended
	September 30
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(7,462)	$(7,376)	$(1,970)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Share based compensation expenses	558	1,711	203
Depreciation	6	3	3
Expenses in respect of Convertible notes and loans	1,949	684	99
Issuance of shares for services	1,574	3,220	758
Amortization of projects costs	469	—	—
Impairment of investment	(22)

Increase (decrease) in other current assets	244	39	(78)
Increase in deferred revenues	1,482	—	—
Increase in accounts payables	46	20	5
Increase (decrease) in other account payables	338	(103)	(62)
Net cash used in operating activities	(818)	(1,802)	(1,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on account of project	—	(198)	(271)
Short term investments	—	—	(7)
Purchase of property and equipment	(37)	—	—
Net cash used in investing activities	(61)	(198)	(278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise	—	20	—
Loan origination fee	—	—	(178)
Proceeds from issuance of convertible debenture	625	1,041	—
Loans received	859	764	666
Payment of loans and convertible debentures	(1,081)	(473)	(183)
Issuance of shares, net	315	900	1,039
Net cash provided by financing activities	718	2,252	1,344

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(137)	252	24

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	46	22

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161	$298	$46

NON-CASH TRANSACTION:
Deferred revenues against joint ventures investments	4,952	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	172	34	48
Income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

a.               General

Blue Sphere Corp. (“the Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), and Sustainable Energy Ltd. (“SEL”), is focused on project integration in the clean energy production and waste to energy markets.

As of September 30, 2015, Tipping LLC and Charlottesphere LLC, two former subsidiaries of the Company, had been dissolved and Johnstonsphere had not commenced operations.

On May 12, 2015 the Company formed Bluesphere Pavia (formerly called Bluesphere Italy S.r.l.), a subsidiary of Eastern in order to acquire certain biogas plants located in Italy (see note 2 below).

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

The Company is currently focusing on (i) 10 projects related to the construction, acquisition or development of biogas facilities and (ii) a recently licensed fast charging battery technology.

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

All share, stock option and per share information in these consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

b.               Going concern consideration

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2015, the Company had approximately $161 thousand in cash, a negative working capital of approximately $7,542 thousand, a stockholders’ deficiency of approximately $2,694 thousand and an accumulated deficit of approximately $43,404 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 2 – INVESTMENTS IN JOINT VENTURES

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

North Carolina Project

On November 19, 2014, The Company signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred ownership of OEC to the Company in exchange for a development fee of $900,000, reimbursement of $17,764 and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. The Company also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD Units”) and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OEC Management Fee”), subject to certain conditions. The Amended OEC Purchase Agreement provided that the Company had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2015 upon payment of $75,000. The Company did not pay Orbit the development fee and reimbursement amount and, pursuant to the terms of the Amended OEC Purchase Agreement, ownership of OEC reverted back to Orbit on January 15, 2015.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS IN JOINT VENTURES (continue)

On January 30, 2015, The Company entered into the Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Concord Energy Partners, LLC, a Delaware limited liability company (“Concord”), and OEC (the “New OEC Purchase Agreement”), pursuant to which (i) Concord purchased all of Orbit’s right, title and interest in and to the membership interests of OEC (the “OEC Interests”), (ii) Orbit abandoned all economic and ownership interest in the OEC Interests in favor of Concord, (iii) Orbit ceased to be a member of OEC and (iv) Concord was admitted as the sole member of OEC.

Subject to the satisfaction of certain conditions by Orbit, The Company agreed to be responsible for all costs of evaluating and incorporating into the North Carolina project (i) Orbit’s high solids anaerobic digestion technology, consisting of a proprietary process that uses an anaerobic digester design developed by the U.S. Department of Energy and subsequently modified by Orbit in combination with the proprietary bacteria supplied by Orbit (the “Orbit Technology”), and (ii) two HSAD Units designed by Orbit with up to a total maximum capacity of 100 tons per day. The Company are responsible for both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Orbit Technology incorporated into the project. The Company also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the North Carolina project and to pay Orbit the OEC Management Fee.

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

On the same date as the New OEC Purchase Agreement, (i) the Company, Concord and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “Concord Development and Indemnification Agreement”), pursuant to which Concord paid the Company $1,250,000, issued the Company 250 Series B units of Concord (“Concord Series B Units”) and issued 750 Series A units of Concord (“Concord Series A Units”) to York, and (ii) The Company and York entered into an amended and restated limited liability company operating agreement (the “Concord LLC Agreement”) to establish the Concord Series A Units and Concord Series B Units and admit the Company and York as 25% and 75% members of Concord, respectively. Pursuant to the foregoing agreements, York also agreed to pay the Company two equal installments of $587,500 upon (a) mechanical completion of the North Carolina project and (b) commercial operation of the North Carolina project Company’s rights to receive distributions from Concord are subject to certain priorities in favor of York.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS IN JOINT VENTURES (continue)

In connection with the foregoing, on January 30 2015, the Company terminated its amended and restated construction finance agreement, dated June 6, 2014, with Caterpillar Financial Services Corporation. In February 2015, The Company received $1,586,000 for development fees and reimbursements in connection with the North Carolina project.

If commercial operations are not commenced within 60 days of December 31, 2015, OEC will be required to pay $500,000 of liquidated damages to Duke Energy pursuant to the Duke PPA. If applicable, York will be responsible for contributing these funds to OEC. Although no assurances can be given, the Company expects the North Carolina project to commence commercial operations in the first quarter of 2016.

Based on the investments made by York as of September 30, 2015, the Company’s portion of net equity in Concord amounted to a total of $3,616,978. Such amount was presented as an asset in the balance sheet and as deferred revenues from equity in subsidiaries. Such deferred revenues will be recorded to the profit and loss statement upon completion of the plants and fulfillment of all the Company’s obligation under the above agreements.

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

On April 8, 2015, the Company entered into the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Rhode Island”) and OERI (the “New OERI Purchase Agreement”), pursuant to which (i) Rhode Island purchased all of Orbit’s right, title and interest in and to the membership interests of OERI (the “OERI Interests”), (ii) Orbit abandoned all economic and ownership interest in the OERI Interests in favor of Rhode Island, (iii) Orbit ceased to me a member of OERI and (iv) Rhode Island was admitted as the sole member of OERI.

Subject to the satisfaction of certain conditions by Orbit, the Company agreed to be responsible for all costs of evaluating and incorporating into the Rhode Island project (i) the Orbit Technology and (ii) two HSAD Units designed by Orbit with up to a total maximum capacity of 75 tons per day. The Company are responsible for both direct and indirect costs, all payments to be made to Orbit and all increased costs, expenses and any damages incurred in connection with the design, installation, integration, operation and maintenance of the Orbit Technology incorporated into the project. The Company also agreed to enter into an operations agreement with Orbit in respect of the HSAD Units to be integrated into the Rhode Island project and to pay Orbit the OERI Management Fee.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS IN JOINT VENTURES (continue)

The Company also acknowledged in the New OERI Purchase Agreement its continuing responsibility to pay Orbit an amount equal to thirty percent (30%) of the Rhode Island project’s distributable cash flow after the Company and the other equity investors in the Rhode Island project fully recoup Company’s respective investments in the Rhode Island project (such investments to be calculated solely as amounts expended in and for the construction of the Rhode Island project) and the Rhode Island project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OERI Management Fee.

On the same date as the New OERI Purchase Agreement, (i) the Company, Rhode Island and York entered into a development and indemnification agreement (the “Rhode Island Development and Indemnification Agreement”), pursuant to which Rhode Island agreed to pay the Company $1,481,900, issue the Company 2,275 Series B units of Rhode Island (“Rhode Island Series B Units), and issue 7,725 Series A units of Rhode Island (“Rhode Island Series A Units”) to York, and (ii) the Company and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish the Rhode Island Series A Units and Rhode Island Series B Units and admit the Company and York as 22.75% and 77.25% members of Rhode Island, respectively. Pursuant to the foregoing agreements, York also agreed to pay the Company three equal installments of $562,500 upon (a) signing of the Rhode Island Development and Indemnification Agreement, (b) the later of (i) the date of mechanical completion of the Rhode Island project and (ii) the date on which an executed interconnection agreement between OERI and National Grid, including receipt of any regulatory approvals from the Rhode Island Public Utility Commission, is delivered by OERI, and (c) commercial operation of the Rhode Island project.

Based on the investments made by York as of September 30, 2015, the Company’s portion of net equity in Rhode Island amounted to a total of $1,335,377. Such amount was presented as an asset in the balance sheet and as deferred revenues from equity in subsidiaries. Such deferred revenues will be recorded to the profit and loss statement upon completion of the plants and fulfillment of all the Company’s obligation under the above agreements.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.

Functional currency

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S dollar (“$” or “dollar”).

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

b.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Inter-company balances and transactions have been eliminated upon consolidation.

c.

Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

d.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.

Computers, software and electronic equipment are depreciated over three years. Tools and equipment are depreciated over five years. Furniture is depreciated over fourteen years.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continue)

e.

Investment in affiliated companies

Investments in affiliated companies that are not controlled but over which the Company can exercise significant influence (generally, entities in which the Company holds approximately between 20% to 50% of the voting rights of the investee) are presented using the equity method of accounting. Profits on intercompany sales, not realized outside the Company, are eliminated. The Company discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and the Company has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate.

Investments in preferred shares, which are not in substance common stock, are recorded on a cost basis according to ASC 323-10-15-13, “Investments - Equity Method and Joint Ventures - In-substance Common Stock” and ASC 323-10-40-1, "Investment -Equity Method and Joint Ventures - Investee Capital Transactions".

A change in the Company’s proportionate share of an investee’s equity, resulting from issuance of common or in-substance common shares by the investee to third parties, is recorded as a gain or loss in the consolidated income statements in accordance with ASC 323-10-40-1.

Investments in non-marketable equity securities of entities in which the Company does not have control or the ability to exercise significant influence over their operation and financial policies, are recorded at cost (generally when the Company holds less than 20% of the voting rights).

Management evaluates investments in affiliated companies, partnerships and other non-marketable equity securities for evidence of other-than-temporary declines in value. Such evaluation is dependent on the specific facts and circumstances. Accordingly, in determining whether other-than-temporary declines exist, management evaluates various indicators for other-than-temporary declines and evaluates financial information (e.g. budgets, business plans, financial statements, etc.). During 2015 and 2014, no material impairment was recognized.

f.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continue)

g.

Share-base payments

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

h.

Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options under the Company’s share incentive plan and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended September 30, 2015, 2014, and 2013, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

k.

Revenue recognition

The Company recognizes revenues from services rendered in accordance with ASC Topic 605-20 Revenue Recognition from Services. The Company records services to be supplied under contractual agreements as deferred revenue until such related services are provided.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continue)

l.

Newly issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. If the Company begins generating revenue prior to the effective date of ASU 2015-14, the Company will evaluate the effect that ASU 2014-09 will have on the results of operations and financial position.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting . This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company’s consolidated financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company is evaluating the effect, if any, this update will have on the Company’s consolidated financial position, results of operations and cash flows.

In November 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the presentation of the Company’s consolidated financial position, results of operations and cash flows.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBENTURES, NOTES AND LOANS

Convertible Promissory Notes

Between August 4, 2014 and September 30, 2014, the Company issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $1,408,150 for an aggregate purchase price of $1,201,414, net of expenses incurred in connection of such notes.

Between October 1, 2014 and January 20, 2015, the Company issued convertible promissory notes (the “Notes”) to accredited investors in an aggregate principal amount of $504,250 for an aggregate purchase price of $464,970, net of expenses incurred in connection of such notes.

The Notes were generally mature one-year from the date of issuance and accrue interest at rates ranging from 8% to 18% per annum and in an event of default, the Notes bear interest at rates ranging from 12% to 24% per annum. The Notes may generally be converted into shares of the Company’s common stock at conversion prices ranging from 37% to 45% discounts to lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

In accordance with ASC 470-20, the Company allocated to additional paid-in capital a portion of the proceeds of the notes equal to the intrinsic value of the beneficial conversion feature embedded in the debentures and recorded a corresponding discount on such debentures. The amounts allocated to additional paid-in capital were $1,040,919 and $482,485 as of September 30, 2014 and September 30, 2015, respectively. As of September 30, 2015 the notes were converted or repaid in full. During the year ended September 30, 2015, the Company recorded amortization expenses in the amounts of $1,523,404, in respect of the discounts recorded on the debentures.

From February through September 2015, convertible promissory notes holders representing an aggregate principal amount of $1,480,716 converted their notes into 75,060,414 shares of the Company’s common stock.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBENTURES, NOTES AND LOANS (continue)

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

The Company paid aggregate commissions of $7,500 to MD Global Partners, LLC and $46,000 to Carter Terry & Company (“Carter Terry”), registered broker-dealers, in connection with the issuance of some of Notes in the aggregate principal of up to $480,000. In addition, Carter Terry is entitled to receive 100,000 shares of the Company’s common stock and a further amount of shares of the Company’s common stock equal to 4% of capital raised by them divided by the closing price of the Company common stock on the date of close. On December 8, 2014 the Company issued 209,041 shares of the Company’s common stock, see note 6 below.

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

On March 25, 2015, the Company entered into a loan agreement with Valter Team, Ltd. (the “Valter Team Loan Agreement”), pursuant to which the Company agreed to borrow $68,750 and issue 250,000 shares to Valter Team Ltd. The Company received $62,500 under the Valter Team Loan Agreement, as $6,250 was deducted from the original amount of the loan. This loan bears no interest and is payable in full on the earlier of the date the Company receives cash proceeds from any of its Charlotte, Rhode Island or Italian projects and December 25, 2015. The Company’s obligations under the loan are personally guaranteed by Shlomi Palas, the Company’s Chief Executive Officer. As of September 30, 2015, the Company repaid the loan in full and issued the 250,000 shares.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 25, 2011, the Company, JLS and Roy Amitzur entered into a Management Services Agreement according to which JLS, and Mr. Amitzur are engaged to provide management services to the Company devoting at least 75% of this time to the Company, with Mr. Amitzur serving as Executive Vice President. The term of the agreement was originally for two years and in July 2013, was extended for a further eight months. Since the agreement expired in May 2014, Mr. Amitzur’s agreement was further extended on the same terms on an oral basis. For services rendered under the agreement, JLS is entitled to a monthly fee of US$10,000 + VAT subject to the Company raising an aggregate amount of at least $450,000.  Subsequently, such fee increases to a monthly fee of $15,000 + VAT after the Company raises an aggregate equity investment of $2,000,000. Notwithstanding the raise of more than an aggregate of $2,000,000, payment of Mr. Amitzur monthly fee of US $10,000 + VAT has continued to-date. In addition, the Company issued to JLS 110,620 shares of common stock vesting in equal amounts quarterly over 24 months, all of which have fully vested.  JLS and Mr. Amitzur are entitled to participate on similar terms as the other executives of the Company in bonus plans or incentive compensation plans for its employees.

On February 29, 2012, the Company entered into an employment agreement with Mr. Palas to serve as the Company’s Chief Executive Officer for an indefinite term. This agreement was intended to extend the term of a previously entered into employment agreement with Mr. Palas whose term was expiring. Under the agreement, Mr. Palas receives monthly remuneration at a gross rate of USD$15,000 + VAT. Mr. Palas will be entitled to participate in any bonus plan or incentive compensation plan for its employees adopted by the Company.

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (continue)

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

On January 26, 2014, the Company signed a subscription agreement with Talya Levy-Tytiun (“Talya”) pursuant to which Talya agreed to invest an aggregate of $400,000 into the Company for the sale of 1,739,130 shares of common stock. The Company was obligated to issue Talya additional shares of the Company, if, six months from the date of the agreement her ownership in the Company would be reduced below 12.3%. In addition, the Company guaranteed that if on the first anniversary of the agreement, the share price of the Company common stock was 0.23$ per share or less, the Company shall transfer Talya such amount necessary to make Talya whole and reimburse her for any loss due to her investment. On September 17, 2014 the Company issued Talya 2,866,194, shares of common stock as a reimbursement under the above agreement.

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

On May 27, 2014 the Company appointed Mr. Yigal Brosh as a member of the Board of Directors of the Company. Mr. Brosh was granted 200,000 options to purchase shares of common stock of the Company at an exercise price of $0.01 per share. The Options vets over a period of two years with a pro-rata portion vesting each three month period.

On February 24, 2015, the Board of Directors approved a grant of up to 1,450,000 shares of common stock to certain of its directors under the 2010 Plan. In addition, on February 24, 2015 the Company granted under its 2014 Option Plan 7,450,000 shares of common stock and to 1,775,000 options to purchase shares of common stock to certain of its directors. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES

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

NOTE 6 – COMMON SHARES (continue)

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

NOTE 6 – COMMON SHARES (continue)

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

During October 2013, holders of $47,878 of principal amount of Asher convertible notes converted their notes into 402,276 shares of the Company’s common stock.

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES (continue)

On December 4, 2013, the Company entered into an agreement with an investor that agreed to provide collateral in the amount of $480,000 (€353,200) to enable the Company to receive a letter of credit in respect of the Company’s North Carolina project. In consideration for providing the collateral, the investor shall be entitled to a 4% ownership stake in the North Carolina project companies and was issued 44,248 shares of the Company’s common stock. Mr. Shlomi Palas personally guaranteed the Company’s obligations under the agreement with the investor. In addition, in accordance with the agreement, the Company issued to the investor a convertible note due on March 4, 2014 in the principal amount of $480,000 (€353,200) bearing interest at 1% per month, payable on a monthly basis. On or after March 4, 2014, any outstanding and unpaid principal under the convertible note is convertible into the Company’s shares of common stock based on the then applicable market price of the Company’s shares. The Company and the investor have verbally agreed to extend the maturity of such convertible note indefinitely and, in the meantime, the Company continues to make 1% interest payments on a monthly basis.

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

On January 9, 2014, the Company issued 345,132 shares of common stock for consulting services. The Company has estimated the fair value of such shares and recorded an expense of $89,734.

On January 9, 2014, the Company issued 17,700 shares of common stock for consulting services. The Company has estimated the fair value of such shares and recorded an expense of $4,602.

On January 26, 2014, the Company signed a subscription agreement with Talya Levy-Tytiun (“Talya”) pursuant to which Talya agreed to invest an aggregate of $400,000 into the Company for the sale of 1,739,130 shares of common stock. The Company was obligated to issue Talya additional shares of the Company, if, six months from the date of the agreement her ownership in the Company would be reduced below 12.3%. In addition, the Company guaranteed that if on the first anniversary of the agreement, the share price of the Company common stock was 0.23$ per share or less, the Company shall transfer Talya such amount necessary to make Talya whole and reimburse her for any loss due to her investment. On September 17, 2014 the Company issued Talya 2,866,194, shares of common stock as a reimbursement under the above agreement.

On February 7, 2014, the Company issued an aggregate of 1,200,000 shares of its common stock to CTW – Changing the World Technologies, Ltd. (“CTW”) in exchange for (i) an investment of $77,000 (for which CTW received 385,000 shares of common stock) and (ii) the provision of financial engineering services (for which CTW received 815,000 shares of common stock).

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES (continue)

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

On April 22, 2014 the Company signed a Consulting Services Agreement with a non-US person pursuant to which, the Company agreed to issue 4,000,000 shares of its common stock in exchange for consulting services to include, but not be limited to, advice on investor relations, public relations, transaction structuring, ongoing introductions to investors and strategic initiatives. The agreement is effective for one year commencing September 1, 2013. During the third quarter of 2014, the Company issued 3,350,000 shares of common stock in the Company. The Company has estimated the fair value of such shares and recorded an expense of $612,700.

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

NOTE 6 – COMMON SHARES (continue)

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

On May 2, 2014 the Company signed an agreement with a consultant according to which the consultant would provide investor relations services for a period of 12 months. Based on the agreement the Company issued the consultant 211,084 shares of the Company. The Company evaluated the fair value of the 211,084 shares and recorded an expense of $41,518.

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES (continue)

On June 18, 2014 the Company signed an advisory board agreement with an accredited investor according to which the investor will serve on the Company’s advisory board for a period of one year from the date of the agreement unless otherwise extended by the parties. For his services, the advisor is entitled to 150,000 shares of the Company’s common stock of which75,000 vest on the date of the agreement and the remaining amount in three quarterly 25,000 shares, beginning 90 days from the date of the agreement. In addition the advisor is entitled to receive 150,000 warrants of the Company’s common stock. The warrants vest in 4 equal amounts over a period of twelve (12) months, the initial amount vesting on the agreement date. The warrants will allow the director to purchase the common stock of the Company for a period of 3 years from the agreement date. The warrants shall be exercisable in the following amounts: 1/3 at $0.30 a share, 1/3 at $0.40 a share, and 1/3 at $0.50 a share. In the event the advisor ceases to be a member of Board at any time during the vesting period for any reason, then any unvested warrants or unvested shares shall be irrefutably forfeited. On July 10, 2014 the Company issued 75,000 shares on account of such agreement. The Company evaluated the fair value of the shares and warrants and recorded an expense of $52,800.

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

On July 29, 2014 the Company issued 144,054 shares of common stock the Company to an investor for total cash consideration of $34,522. In addition, the investor received options to purchase 144,054 shares of common stock of the Company for an exercise price of 0.10 cent per share. During April 2015 the investor exercised his option and the Company issued additional 144,054 shares.

During April 2015, a non-US investor exercised his warrants to purchase shares of common stock of the Company for total consideration of $48,549.

On May 27, 2015 the Company issued consultant 180,000 shares of common stock of the Company in respect of his 2014 consulting agreement with the Company. The Company has estimated the fair value of such shares and recorded an expense of $7,560.

During July 2014, the Company issued a non-US investor 190,000 shares of common stock pursuant to a convertible loan agreement dated June 2013.

During July and August 2014, the Company issued a non-US investor 3,969,133 shares of common stock of the Company, of which 650,000 were issued pursuant to the April 22, 2014 Consulting Services Agreement signed with the non-US person and the remaining were issued pursuant to the August 21, 2014 consulting agreement. The Company has estimated the fair value of such shares and recorded an expense of $970,573.

On July 10, 2014 a loan in the amount of $24 thousand amount was converted into 115,000 shares of the Company. In addition, the Company granted the investor additional 75,000 shares for granting the loan.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES (continue)

During July through September, 2014 the Company issued a consultant, 2,177,000 shares of common stock of the Company under his September 10, 2013 and April 22, 2014 consulting agreements. The Company has estimated the fair value of such shares and recorded an expense of $481,810.

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

On December 8, 2014 the Company issued 209,041 shares of the Company’s common stock to Carter Terry, in connection with the issuance of as detailed in note 4 above.

On October 3, 2014 the Company signed a consulting agreement with a non-US citizen according to which the consultant would provide investor relation and public relations services for a period of one year. The Company agreed to grant the consultant 2,000,000 shares of the Company and additional 500,000 options to purchase Company’s shares at an exercise price of $0.001 per shares. Such shares were issued on March 19, 2015. In addition, on the same date the Company issued the consultant 500,000 shares of the Company for the exercised of the options granted. The Company has estimated the fair value of such shares and options, and recorded an expense of $216,828.

On January 5, 2015 the Company signed a consulting agreement with Dr. Borenstein Ltd according to which the company issued the consultant 1,000,000 options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.001 for one year commencing the date of the agreement. The Consultant exercised such options at May 27, 2015. The Company has estimated the fair value of such options, and recorded an expense of $158,024.

On February 28, 2015 and March 19, 2015 the Company issued 6,114,867 shares of the Company the consultant in respect of his September 2014 consulting investor relation and public relations services agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $738,353.

On March 12, 2015 the Company issued 109,039 shares of the Company for an investor pursuant to the exercise of his options granted at May 2014. The Company has estimated the fair value of such shares, and recorded an expense of $14,103.

In May and June 2015, the Company issued 3,765,000 shares of the Company to a consultant in respect of his investor relations and public relations services pursuant to a consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $150,118.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES (continue)

In May 2015, the Company issued 3,250,000 shares of the Company to a consultant in respect of his investor relations and public relations services pursuant to a consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $136,500.

On June 15, 2015 the Company issued consultant 1,500,000 shares of common stock of the Company in mutual agreement for termination of his June 2014 consulting agreement. The Company has estimated the fair value of such shares, and recorded an expense of $34,500.

From July through September 2015, the Company issued 8,035,000 shares of common stock to a consultant in respect of his investor relations and public relations services consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $198,614.

In August 2015, the Company issued 3,474,405 shares of the Company to Maxim Group LLC in respect of its financial advisor and investment banker agreement with the Company. The shares have been valued at $34,397.

In August 2015, the Company issued 1,128,237 shares of the Company to a non-U.S. person in respect of its financial advisor and investment banker settlement agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $13,088.

On April 13, 2015, the Company entered into a subscription agreement with a non-U.S. person pursuant to which the Company issued 416,667 shares of common stock in exchange for $25,000.

On April 15, 2015, the Company entered into a Subscription Agreement with Dr. Borenstein Ltd. (the “April Borenstein Subscription Agreement”) pursuant to which the Company agreed to sell 1,630,000 shares of common stock of the Company for the aggregate purchase price of $48,000. Such shares have been issued after the balance sheet date.

On June 12, 2015, the Company entered into a Subscription Agreement with Dr. Borenstein Ltd. (the “June Borenstein Subscription Agreement”) pursuant to which the Company agreed to sell 8,484,848 shares of common stock of the Company for the aggregate purchase price of $140,000. Such shares have been issued after the balance sheet date.

On July 1, 2015, the Company entered into a subscription agreement with a non-U.S. person pursuant to which the Company issued 2,000,000 shares of common stock in exchange for $32,000.

On July 6, 2015, the Company entered into a subscription agreement with several non-U.S. entity pursuant to which the Company issued 2,428,571 shares of common stock in exchange for $51,000.

On July 17, 2015, the Company entered into a subscription agreement with several non-U.S. personnel pursuant to which the Company issued 2,318,183 shares of common stock in exchange for $39,394.

From February through August 2015, convertible promissory notes holders representing an aggregate principal amount of $1,480,716 converted their notes into 75,060,414 shares of the Company’s common stock.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON SHARES (continue)

Share Repurchase Program

On June 17, 2015, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase up to $500,000 worth of its common stock, which, based on the value of the Company’s common stock on September 30, 2015, equates to approximately 16,666,667 shares of common stock. However, the total number of shares could differ based on the ultimate price per share paid by the Company. Further, the Company’s shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The Company is not obligated to make any purchases, including at any specific time or in any particular situation. The program may be limited or terminated at any time without prior notice. As of September 30, 2015, the Company had not repurchased any shares under the Share Repurchase Program. On June 23, 2015, the Company repurchased 144,054 shares from a shareholder for $28,328 as part of a settlement with such shareholder. This repurchase was not pursuant to the Share Repurchase Program.

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

All share, stock option and per share information in these consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

NOTE 7 – STOCK OPTIONS

The 2010 share option plan was established on March 3, 2010.

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

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK OPTIONS (continue)

The 2014 Plan permits the grant of up to 13,100,000 shares of common stock and up to 3,175,000 options to purchase shares of common stock to certain of its managers, directors and key employees. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share.

Prior to approving the 2014 Plan, on February 24, 2015, the Board of Directors approved a grant of up to 2,575,000 shares of common stock to certain of its managers, directors and key employees under the 2010 Plan, of which 1,875,000 shares were issued as of September 30, 2015.

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended September 30, 2013 through 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2012	778,761	0.5763
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2013	778,761	0.5763
Granted	350,000	0.1770
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30,2014	1,128,761	0.4530
Granted	3,175,000	0.1400
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30,2015	4,303,761	0.2220
Number of options exercisable at September 30, 2015	1,847,511	0.3362
Number of options exercisable at September 30, 2014	684,071	0.5363

The fair value of the stock options granted in 2013 was estimated using the Black-Scholes option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	0.32%
Expected term (years)	5
Volatility	390%

The fair value of the options granted above using the Black-Scholes model is $0.565 per option.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK OPTIONS (continue)

The fair value of the stock options granted in 2014 was estimated using the Black-Scholes option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	0.88%
Expected term (years)	3
Volatility	123%-157%

The fair value of the options granted above using the Black-Scholes model is between $0.190 to $0.214 per option.

The fair value of the stock options granted in 2015 was estimated using the Black-Scholes option valuation model that used the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.47%
Expected term (years)	5
Volatility	147%

The fair value of the options granted above using the Black-Scholes model is $0.111 per option.

Costs incurred in respect of stock based compensation for employees and directors, for the year ended September 30, 2015, 2014 and 2013 were $231, $1,711 and $203 thousands respectively.

The following table summarizes information about options and warrants to employees, officers and directors outstanding at September 30, 2015 under the plans:

	Options and Warrants Outstanding		Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	weighted Average Exercise Price
0.01	200,000	1.65	125,000	0.01
0.14	3,175,000	4.41	793,750	0.14
0.3	50,000	1.72	50,000	0.30
0.4	50,000	1.72	50,000	0.40
0.5	50,000	1.72	50,000	0.50
0.5763	778,761	2.58	778,761	0.5763
	4,303,761	3.78	1,847,511	0.3362

As of September 30, 2015 the aggregated intrinsic value for the options vested and exercisable was $2.5 thousands with a weighted average remaining contractual life of 1.65 years.

The unrecognized compensation expense calculated under the fair value method for the stock options expected to vest as of September 30, 2015 is $249,962 and is expected to be recognized over a weighted average period of 1.5 years.

The weighted average grant date fair value of the options granted in 2015, 2014 and 2013 was $0.111, $0.192, $0.565 respectively.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Taxable income of Israeli companies is subject to tax at the rate of 25% in 2013, 26.5% in the year 2014 and 25% in the year 2015 and onwards.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$6,331	$3,267	$2,502
Valuation allowance	(6,331)	(3,267)	(2,502)
	$0	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, September 30, 2014	$3,267
Increase	3,064
Valuation allowance, September 30, 2015	$6,331

Carry forward losses of the Company are approximately $14,130 thousand at September 30, 2015 and available throughout 2035.

Carry forward losses of the Israeli subsidiary are approximately $3,138 thousand at September 30, 2015 and have no expiration date.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (continue)

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2015	2014	2013
Loss before taxes, as reported in the
consolidated statements of operations	$7,462	$7,376	$1,970

Federal statutory rate	35%	35%	35%

Theoretical tax benefit on the above
amount at federal statutory tax rate	2,612	2,582	690

Losses and other items for which a valuation allowance
Was provided or benefit from loss carry forward	(2,612)	(2,582)	(690)

Actual tax expense	—	—	—

NOTE 9 – NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible notes and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	September 30, 2015	September 30, 2014	September 30, 2013
Options:
weighted average number	1,847,511	684,071	194,690
weighted average exercise price	$0.3362	$0.5363	$0.5763

NOTE 10 – OTHER LOSS (INCOMES)

On January 31, 2012, the Company lent an Israeli company, CTG Clean Technology Group Limited (the “Borrower”), U.S. $30,000 at an annual rate of interest of eight percent (8%). The purpose of this loan was to provide the borrower capital to continue its operations while the Company considered acquiring such company. On February 8, 2012, the Company received the cash to make such loan to the borrower from a Cyprus company (JLS Investment Holding). As of December 30, 2012 such loan had been written-off in whole. In May 2015, CTG had repaid the loan in full and the company recorded incomes in the amount of $38 thousands.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On October 21, 2015 the Company issued 1,630,000 and 8,484,848 shares of common stock of the Company in respect of the April Borenstein Subscription Agreement and June Borenstein Subscription Agreement, respectively.

Italy Projects

In September 2014, the Company entered into a letter of intent to acquire Kinexia S.p.A.’s right, interest and title in, to and under four biogas projects in the Vigevano area in Italy. The letter of intent also provides for the purchase of three additional biogas projects in the Emillia-Romagna and Lazio regions upon the same principals set forth in the letter of intent and subject to definitive agreements.

After balance sheet date, on December 14, 2015, and pursuant to a Share Purchase Agreement, dated May 14, 2015 ( the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia (formerly called Bluesphere Italy S.r.l.) (“Bluesphere Pavia”), and Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Share Purchase Agreement, the Company paid an aggregate purchase price of $5,837,308 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. Fifty percent (50%) of the Purchase Price, adjusted for certain closing costs, was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The portion of the Purchase Price paid at closing was primarily financed by a loan of $3,255,422 (€2,900,000) pursuant to a Long Term Mezzanine Loan Agreement, dated August 18, 2015 (the “Loan Agreement”), by and among the Company, its wholly-owned subsidiary, Eastern Sphere Ltd. (“Eastern Sphere”), Eastern Sphere’s wholly-owned subsidiary, Bluesphere Italy, and Helios Italy Bio-Gas 1 L.P.

On August 18, 2015, the Company and two of its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern Sphere”) and BlueSphere Italy, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”). Under the Helios Loan Agreement, Helios will make up to $5,612,796 (€5,000,000) available to Bluesphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SVPs acquired, (b) eighty percent (80%) of the total required investment of up to three SVPs subsequently acquired, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SVP acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Helios may, within 90 days of a closing, require repayment of ten percent (10%) of the relevant loan and broker fees. If no such repayment is required, Helios may reduce the amount of its commitment to finance the acquisitions of the three additional SVPs to seventy to eighty percent (70-80%) of the total required investment. Helios’s commitment to provide any loan under the Helios Loan Agreement that is not utilized by June 30, 2016 will automatically cancel, unless extended in writing by Helios.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS (continue)

Subject to specified terms, representations and warranties, the Helios Loan Agreement provides that each loan thereunder will accrue interest at a rate of 14.5% per annum, paid quarterly. Helios will also be entitled to an annual operation fee, paid quarterly. The final payment for each loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to Bluesphere Italy, and (b) the date that the Feed in Tariff license granted to the relevant SVP expires. Pursuant to the Helios Loan Agreement and an equity pledge agreement, Eastern Sphere pledged all its shares in Bluesphere Pavia to secure all loan amounts utilized under the Helios Loan Agreement.

The Company also entered into a no-interest bearing promissory note, dated December 8, 2015 (the “Palas Promissory Note”), with R.S. Palas Management Ltd. to finance a small portion of the Purchase Price. The Palas Promissory Note is for an amount of $132,462 (€118,000) and is due and payable, without interest or premium, on December 31, 2015. The payee under the Palas Promissory Note, R.S. Palas Management Ltd., is an entity owned and controlled by Shlomi Palas, the Company’s President and Chief Executive Officer and a member of its Board of Directors.

In accordance with a Framework EBITDA Guarantee Agreement, dated July 17, 2015 (the “EBITDA Agreement”), between the Company and Austep S.p.A. (“Austep”), Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, Austep will guarantee a monthly aggregate EBITDA of $211,041 (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of $4,220,823 (€3,760,000) from the four SPVs. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive any revenue in excess of these levels.

Senior Debentures offering

Beginning in November 2015, the Company conducted an offering (the “Offering”) of up to $3,000,000 of the Company's Senior Debentures (the “Debentures”) and Warrants (the “Warrants”, together with the “Debentures”, the “Securities”) to purchase up to 8,000,000 shares of common stock of the Company, par value $0.001 per share, in proportion pro rata to each Subscriber’s subscription amount relative to the total Offering amount, with 50% of the shares exercisable at a price per share of $0.05 and the other 50% of the shares exercisable at price per share of $0.075.

The Debentures will bear interest at 11%, paid quarterly, and will mature in two years. The Debentures are secured by a pledge agreement between the Company and each investor, whereby the Company pledged as collateral up to 49% of its shares of common stock in Eastern Sphere, Ltd., our wholly-owned subsidiary (the “Pledge Agreement”). The Pledge Agreement further provides that the Company's obligations under the Debentures rank senior to all other indebtedness of Blue Sphere Corporation, but are subordinate to all indebtedness and liabilities of its subsidiaries and project-level operating entities. The Warrants are exercisable for 5 years from the date of issuance, with 50% exercisable at $0.05 per share and 50% exercisable at $0.075 per share

The Securities are being offered pursuant to subscription agreements with each investor (the “Subscription Agreement”). Pursuant to the Subscription Agreements, the investors in the Offering shall have the right to collectively designate one observer or member to the Company’s Board of Directors.

BLUE SPHERE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS (continue)

On December 23, 2015, the Company completed the only closing of the Offering and entered into Subscription Agreements with investors representing aggregate gross proceeds to the Company of $3,000,000.

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering, as well as common stock purchase warrants for a number of securities equal to 8% of the total amount of securities sold in the Offering, at a price per share equal to 110% of the price of the securities paid by investors in the Offering.