Form 10-Q
period 2015-12-31
BLUE SPHERE CORP.
filed 2016-02-22
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from October 1, 2015 to December 31, 2015

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

Former Fiscal Year: September 30
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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 19, 2016, there were 182,857,675 shares of common stock, par value $0.001 per share, outstanding.

Our unaudited financial statements are stated in United States dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this transition report on Form 10-Q (this “Transition Report”), unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this Transition Report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corporation and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

EXPLANATORY NOTES

Explanatory Note 1

On May 18, 2015, Blue Sphere filed a Current Report on Form 8-K reporting that it had entered into an agreement to acquire one hundred percent (100%) of the share capital of four entities, Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (collectively, the “SVPs”), that own and operate anaerobic digestion biogas plants for the production of electricity located in Italy (“May Form 8-K”). The closing of the acquisition of the SPVs was subject to certain conditions precedent, as more fully described in the May Form 8-K, but which included obtaining consent from the acquired parties’ creditor to the acquisition and the resulting change of control, and securing a mezzanine loan facility. Upon attainment of the conditions precedent, the Company closed the acquisition of the SVPs on December 14, 2015, and filed a Current Report on Form 8-K reporting that it had consummated the acquisition of the SPVs on December 17, 2015.

The Company then commenced work with its independent registered pubic accounting firms, UHY Bompani (“UHY”) and Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu Limited (“Deloitte”), to complete the review of the SPVs’ financial statements and to consolidate those financial statements with the Company’s financial statements (including the seventeen (17) day period following the acquisition of the SVPs), respectively. UHY has been unable to complete its review of the SPVs’ financial statements due to its inability to timely verify certain items in the financial statements that the Company believes will have no material effect on the financial statements, and as a result, Deloitte was unable to complete its review of the Company’s interim financial statements for the transition period from October 1, 2015 to December 31, 2015.

As a consequence of the above, the accompanying interim financial statements and notes thereto contained in this Transition Report have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, as amended. The Company intends to file an amendment to this Transition Report to file interim financial statements for the transition period from October 1, 2015 to December 31, 2015 that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable.

Explanatory Note 2

On January 24, 2016, the Board of Directors of Blue Sphere approved a change to the Company’s fiscal year end from September 30 to December 31. The registrant previously reported its change in fiscal year end on a Current Report on Form 8-K, dated January 26, 2016. As a result of this change, this Transition Report includes financial information for the three month transition period from October 1, 2015 to December 31, 2015. Prior to this Transition Report, the Company’s Annual Reports on Form 10-K cover the fiscal year from October 1 to September 30.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

UNAUDITED

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

(U.S. dollars in thousands except share and per share data)

	December 31,	September 30,
	2015	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,734	$161
Trade account receivables	1,438	—
Other current assets	109	21
Total current assets	4,281	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	18,186	31
OTHER LONG TERM ASSETS	5,829	—
INVESTMENTS IN JOINT VENTURES	7,434	4,952
INTANGIBLE ASSETS	2,829	—

Total assets	$38,559	$5,165

Liabilities and Stockholders’ Equity (Deficiency)
CURRENT LIABILITIES:
Current maturities of long term loan	$6,215	$32
Accounts payables	1,021	58
Other accounts payable	1,140	681
Debentures, notes and loans	4,830	519
Deferred revenues from joint ventures	8,916	6,434
Total current liabilities	22,122	7,724

LONG TERM BANK LOANS	17,286	135

DEBENTURES	2,476	—

WARRANTS TO ISSUE SHARES	348	—

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common shares of $0.001 par value each: Authorized: 1,750,000,000 shares at December 31, 2015 and September 30, 2015. Issued and outstanding: 180,502,443 shares and 167,952,595 shares at December 31, 2015 and September 30, 2015, respectively	1,256	1,244
Proceeds on account of shares	20	20
Treasury shares	(28)	(28)
Additional paid-in capital	39,764	39,474
Accumulated deficit	(44,685)	(43,404)
Total Stockholders’ Equity (Deficiency)	(3,673)	(2,694)
Total liabilities and Stockholders’ Equity (Deficiency)	$38,559	$5,165

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED DECEMBER 31, 2015 AND 2014

(U.S. dollars in thousands except share and per share data)

	Three months ended
	December 31
	2015	2014
	(Unaudited)

REVENUES	$397	—
COST OF REVENUES	(306)	—
GROSS INCOME	91	—
OPERATING EXPENSES
General and administrative expenses	1,007	$827
Other losses	—	19
OPERATING LOSS	916	846
FINANCIAL EXPENSES, net	365	468
NET LOSS FOR THE PERIOD	$1,281	$1,314

Net loss per common share - basic and diluted	$(0.007)	$(0.026)

Weighted average number of common shares outstanding during the period - basic and diluted	177,155,607	51,031,823

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD OF THREE-MONTHS ENDED DECEMBER 31, 2015 AND 2014

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on		Additional		Total Stockholders'
	Shares	Amount	account of Shares	Treasury Shares	paid-in Capital	Accumulated deficit	Equity (deficiency)

BALANCE AT SEPTEMBER 30, 2015 (audited)	167,952,595	$1,244	$20	(28)	$39,474	$(43,404)	$(2,694)
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED DECEMBER 31, 2015 (unaudited):
Share based compensation					65		65
Issuance of shares for services	2,435,000	2			47		49
Issuance of common stock, net of issuance costs	10,114,848	10			178		188
Net loss for the period						(1,281)	1,281))
BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$20	(28)	$39,764	$(44,685)	$(3,673)

	Common Stock, $0.001 Par Value		Proceeds on		Additional		Total Stockholders'
	Shares	Amount	account of Shares	Treasury Shares	paid-in Capital	Accumulated deficit	Equity (deficiency)

BALANCE AT SEPTEMBER 30, 2014 (audited)	50,109,036	$1,126	$20	—	$35,106	$(35,942)	$310
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED DECEMBER 31, 2014 (unaudited):
Share based compensation					97		97
Issuance of shares for services	544,041	1			93		94
Issuance of common stock in respect of issuance of convertible notes	471,967	—			44		44
Issuance of convertible debentures containing a beneficial conversion feature					322		322
Net loss for the period						(1,314)	1,314))
BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	—	$35,662	$(37,256)	$(447)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED DECEMBER 31, 2015 AND 2014

(U.S. dollars in thousands)

	Three months ended
	December 31
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,281)	$(1,314)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Share based compensation expenses	65	97
Depreciation	65	1
Amortization of intangible assets	227	—
Equity in losses on nonconsolidated subsidiary	—	19
Interest and amortization of discount of convertible notes and loans	14	422
Changes in Warrants to issue shares	140	—
Issuance of shares for services	49	94
Decrease in inventory	2,617	—
Decrease in trade account receivables	893
Increase in other current assets	(11)	(21)
Decrease in accounts payables	(3,206)	(5)
Decrease in other account payables	(918)	(3)
Decrease in other long term assets	586	—
Net cash used in operating activities	(760)	(710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired (Annex A)	(2,275)	—
Investment in nonconsolidated subsidiary	—	(24)
Purchase of property and equipment	(43)	(36)
Net cash used in investing activities	(2,318)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	6,050	37
Loans repaid	(399)	(7)
Proceeds from issuance of convertible debenture	—	560
Net cash provided by financing activities	5,651	590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,573	(180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161	298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,734	$118

NON-CASH TRANSACTION:
Loans excised into equity	188	—

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED DECEMBER 31, 2015 AND 2014

(U.S. dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$67	$—
Income taxes	$—	$—

	Three months ended
	December 31
	2015	2014
	(Unaudited)
ANNEX A
Acquisition of subsidiaries, net of cash acquired :
Working capital, excluding cash and cash equivalents	$2,488	$—
Property and equipment	(18,177)	—
Long term liabilities	22,885	—
Other long term assets	(6,415)	—
Intangible assets	(3,056)	—
	(2,275)

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of results that could be expected for the entire fiscal year.

For the reasons more fully described in the Explanatory Note to this Transition Report, our independent registered public account firm was unable to timely complete its review of the Company’s interim financial statements for the transition period from October 1, 2015 to December 31, 2015.

NOTE 2 – GENERAL:

Blue Sphere Corp. ("the Company"), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), and Sustainable Energy Ltd. (“SEL”), is focused on project integration in the clean energy production and waste to energy markets.

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

As of December 31, 2015, Johnstonsphere had not commenced operations.

On May 12, 2015 the Company formed Bluesphere Pavia (formerly called Bluesphere Italy S.r.l.). Italy S.r.l, a subsidiary of Eastern in order to acquire certain biogas plants located in Italy (see note 3 below).

The Company is currently focusing on (i) 10 projects related to the construction, acquisition or development of biogas facilities and (ii) a recently licensed fast charging battery technology.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA:

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

On December 14, 2015, and pursuant to a Share Purchase Agreement, dated May 14, 2015 ( the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia. (formerly called Bluesphere Italy S.r.l.). (“Bluesphere Pavia”), and Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Share Purchase Agreement, the Company paid an aggregate purchase price of $5,646,628 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. Fifty percent (50%) of the Purchase Price, adjusted for certain closing costs, was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The portion of the Purchase Price paid at closing was primarily financed by a loan of $3,149,081 (€2,900,000) pursuant to a Long Term Mezzanine Loan Agreement, dated August 18, 2015 (the “Loan Agreement”), by and among the Company, its wholly-owned subsidiary, Eastern Sphere Ltd. (“Eastern Sphere”), Eastern Sphere’s wholly-owned subsidiary, Bluesphere Italy, and Helios Italy Bio-Gas 1 L.P.

On August 18, 2015, the Company and two of its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern Sphere”) and BlueSphere Italy, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”). Under the Helios Loan Agreement, Helios will make up to $5,646,628 (€5,000,000) available to Bluesphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SVPs acquired, (b) eighty percent (80%) of the total required investment of up to three SVPs subsequently acquired, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SVP acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Helios may, within 90 days of a closing, require repayment of ten percent (10%) of the relevant loan and broker fees. If no such repayment is required, Helios may reduce the amount of its commitment to finance the acquisitions of the three additional SVPs to seventy to eighty percent (70-80%) of the total required investment. Helios’s commitment to provide any loan under the Helios Loan Agreement that is not utilized by June 30, 2016 will automatically cancel, unless extended in writing by Helios.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA (continued):

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

The Company also entered into a no-interest bearing promissory note, dated December 8, 2015 (the “Palas Promissory Note”), with R.S. Palas Management Ltd. to finance a small portion of the Purchase Price. The Palas Promissory Note is for an amount of $129,146 (€118,000) and is due and payable, without interest or premium, on December 31, 2015. The payee under the Palas Promissory Note, R.S. Palas Management Ltd., is an entity owned and controlled by Shlomi Palas, the Company’s President and Chief Executive Officer and a member of its Board of Directors.

In accordance with a Framework EBITDA Guarantee Agreement, dated July 17, 2015 (the “EBITDA Agreement”), between the Company and Austep S.p.A. (“Austep”), Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, Austep will guarantee a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of $4,082,946 (€3,760,000) from the four SPVs. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive any revenue in excess of these levels.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited interim consolidated financial statements as of December 31, 2015 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The September 30, 2015 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2015, are applied consistently in these financial statements except for the following:

a.       Business combinations and Goodwill

The Company accounts for its business combinations using the purchase method of accounting. Under this method, the Company allocates the purchase price to tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of the purchase price amount being allocated to goodwill.

Acquisition-related and integration costs associated to the business combination are expensed as incurred. Changes in estimates associated with future income tax assets after measurement period are recognized as income tax expense with prospective application to all business combinations regardless of the date of acquisition.

Goodwill for each reporting unit is assessed for impairment at least annually, or when an event or circumstance occurs that more likely than not reduces the fair value of a reporting unit below its carrying amount. An impairment charge is recorded when the carrying amount of the reporting unit exceeds its fair value and is determined as the difference between the goodwill’s carrying amount and its implied fair value.

b.       Intangible Assets

Intangible assets consist of allocated acquisition costs of power purchase agreements, which are amortized using the straight-line method over the 15 year terms of the agreements (see Note 3).

c.        Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of long-lived assets, such as capital assets and intangible assets, may not be recoverable, undiscounted estimated cash flows are projected over their remaining term and compared to the carrying amount. To the extent that such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to the projected future discounted cash flows.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES (continued):

d.       Revenue recognition

Revenues related to the sale of electricity are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms.

NOTE 6 - GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2015, the Company had approximately $2,734 thousand in cash and cash equivalents, approximately $17,841 thousand in negative working capital, a stockholders’ deficit of approximately $3,673 thousand and an accumulated deficit of approximately $44,685 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Company's ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed.

NOTE 8 – COMMON SHARES:

On October 21, 2015 the Company issued 1,630,000 shares of common stock of the Company for the aggregate purchase price of $48,000. Such issuance was made pursuant to the April 15, 2015, Subscription Agreement with Dr. Borenstein Ltd. (the "April Borenstein Subscription Agreement").

On October 21, 2015 the Company issued 8,484,848 shares of common stock of the Company for the aggregate purchase price of $140,000. Such issuance was made pursuant to the April 15, 2015, Subscription Agreement with Dr. Borenstein Ltd. (the "April Borenstein Subscription Agreement").

On October 26, 2015 and December 2, 2015, the Company issued 2,060,000 shares of common stock to a consultant in respect of his investor relations and public relations services consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $40,579.

On October 12, 2015, the Company issued 375,000 shares of common stock to a consultant in respect of its general advisory services and strategic planning consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $8,438.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBENTURES AND NOTES:

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

The Debentures bear interest at 11%, paid quarterly, and mature in two years. The Debentures are secured by a pledge agreement between the Company and each investor, whereby the Company pledged as collateral up to 49% of its shares of common stock in Eastern Sphere, Ltd., our wholly-owned subsidiary (the “Pledge Agreement”). The Pledge Agreement further provides that the Company's obligations under the Debentures rank senior to all other indebtedness of Blue Sphere Corporation, but are subordinate to all indebtedness and liabilities of its subsidiaries and project-level operating entities. The Warrants are exercisable for 5 years from the date of issuance, with 50% exercisable at $0.05 per share and 50% exercisable at $0.075 per share

The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $208,597 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

The Securities were offered pursuant to subscription agreements with each investor (the “Subscription Agreement”). Pursuant to the Subscription Agreements, the investors in the Offering shall have the right to collectively designate one observer or member to the Company’s Board of Directors.

On December 23, 2015, the Company completed the closing of the Offering and entered into Subscription Agreements with investors representing aggregate gross proceeds to the Company of $3,000,000.

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

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – SUBSEQUENT EVENTS:

On January 26, 2016 the Company issued 1,000,000 shares of common stock of the Company to a consultant in consideration for financial consulting services.

In February 2016, the Company conducted an offering (the “Offering”) consisting of (a) up to USD $1,925,000 of the Company's shares of common stock, par value $0.001 per share (“Common Stock”), priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the subscriber (the “Warrants”, together with the shares of Common Stock subscribed for, the “Securities”).

The Securities have been offered pursuant to subscription agreements with each investor (the “Subscription Agreement”). In addition to other customary provisions, each Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the Offering, including all shares of Common Stock underlying the Warrants, within 60 days of the closing of the Offering. The Warrants are exercisable for 5 years from the date of issuance at $0.10 per share, include an option by which the holder may exercise the Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms.

On February 15, 2016, the Company completed the only closing of the Offering, representing aggregate gross proceeds to the Company of USD $1,925,000. In connection with the closing, the Company and subscribers entered into (a) Subscription Agreements for, in the aggregate, 35,000,000 shares of Common Stock at $0.055 per share, and (b) Warrants to purchase, in the aggregate, up to 17,500,000 shares of Common Stock at an exercise price of $0.10 per share.

The Company engaged Maxim to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering, as well as common stock purchase warrants for a number of securities equal to 8% of the total amount of securities sold in the Offering, at a price per share equal to 110% of the price of the securities paid by investors in the Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this Transition Report.

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

We are evaluating, developing or operating, as applicable, the following projects:

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

•         Soc. agr. ER srl – Aprilia (Latina) 999 KW Plant

•         Soc. agr. BIOENERGIE SRL – Aprilia (Latina) 999 KW Plant

Israel

•         Ramat Chovav Waste to Energy Anaerobic Digester 5.0 MW Plant

Results of Operations – For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

General

As from December 14, 2015, we consolidated our indirect wholly-owned subsidiary, Bluesphere Pavia. Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”). Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Our results of operation and have been significantly affected by this transaction.

Deferred Revenue

$1,481,900 of development fees and reimbursements for the North Carolina and Rhode Island projects are recorded as deferred revenue. Upon successful completion of the projects, this amount will be recorded as revenue.

Revenues

Revenues for the three-month period ended December 31, 2015 were $397,000, as compared to $0 for the three-month period ended December 31, 2014. The increase is attributable to the acquisition of our wholly-owned subsidiary, Blueshpere Pavia, and represents the revenues generated for the period of 16 days commencing December 15, 2015.

Cost of Revenues

Cost of Revenues for the three-month period ended December 31, 2015 were $306,000, as compared to $0 for the three-month period ended December 31, 2014. The increase is attributable to the acquisition of our wholly-owned subsidiary, Blueshpere Pavia, and represents the cost of revenues incurred in the period of 16 days commencing December 15, 2015.

General and Administrative Expenses

General and administrative expenses for the three-month period ended December 31, 2015 were $1,007,000 as compared to $827,000 for the three-month period ended December 31, 2014. The increase is mainly attributable to direct expenses related to the acquisition of our wholly-owned subsidiary, Blueshpere Pavia and general and administrative expenses of Blueshpere Pavia.

Net Loss

We incurred a net loss of $1,281,000 for the three-month period ended December 31, 2015, as compared to a net loss of $1,314,000 for the three-month period ended December 31, 2014. The decrease in net loss is mainly attributable to the results of operations of Blueshpere Pavia and the decrease in financial expenses, partially offset by the increase of our general and administrative expenses as detailed above.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed. The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2015 are applied consistently in these financial statements except, for the following:

a.         Business combinations and Goodwill

The Company accounts for its business combinations using the purchase method of accounting. Under this method, the Company allocates the purchase price to tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of the purchase price amount being allocated to goodwill.

Acquisition-related and integration costs associated to the business combination are expensed as incurred. Changes in estimates associated with future income tax assets after measurement period are recognized as income tax expense with prospective application to all business combinations regardless of the date of acquisition.

Goodwill for each reporting unit is assessed for impairment at least annually, or when an event or circumstance occurs that more likely than not reduces the fair value of a reporting unit below its carrying amount. An impairment charge is recorded when the carrying amount of the reporting unit exceeds its fair value and is determined as the difference between the goodwill’s carrying amount and its implied fair value.

b.         Intangible Assets

Intangible assets consist of allocated acquisition costs of power purchase agreements, which are amortized using the straight-line method over the 15 year terms of the agreements (see Note 3 to the Financial Statements).

c.          Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of long-lived assets, such as capital assets and intangible assets, may not be recoverable, undiscounted estimated cash flows are projected over their remaining term and compared to the carrying amount. To the extent that such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to the projected future discounted cash flows.

d.         Revenue recognition

Revenues related to the sale of electricity are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2015, we had cash of $2,734,000, as compared to $118,000 as of December 31, 2014. As of December 31, 2015, we had a working capital deficit of $17,841,000 as compared to $830,000 as of December 31, 2014. The increase in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $8,916,000 and the increase in our debentures, notes and loans in the amount of $3,974,000.

Net cash used in operating activities was $760,000 for the three month period ended December 31, 2015, as compared to $710,000 for the three month period ended December 31, 2014.

Net cash flows used in investing activities was $2,318,000 for the three month period ended December 31, 2015, as compared to net cash flows used in investing activity of $60,000 for the three month period ended December 31, 2014. The increase in cash used in investing activities is due to our initial consolidation of our wholly-owned subsidiary, Blueshpere Pavia, the costs of its acquisitions, net of cash acquired in the amount of $2,275,000.

Net cash flows provided by financing activities was approximately $5,561,000 for the three month period ended December 31, 2015, as compared to approximately $590,000 for the three month period ended December 31, 2014. The increase in cash provided by financing activities was mainly attributable to our $3 million offering of senior debentures and warrants, as further described in our Form 8-K filed with the SEC on December 28, 2015, and loans received in connection with the acquisition of our wholly-owned subsidiary, Bluesphere Pavia, in the amount of $3,149,000. In February 2016, we also conducted an offering of $1,925,000 of our shares of common stock, together with warrants to purchase our common stock, in a private placement, as further described in our Form 8-K filed with the SEC on February 17, 2016. We have principally financed our operations through the sale of our common stock and the issuance of convertible debt.

Off-Balance Sheet Arrangements

As at December 31, 2015, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three months ended December 31, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such periods, the Company’s disclosure controls and procedures were not effective as of December 31, 2015, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three month period ended December 31, 2015. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three month period ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The transactions described above were exempt from registration under the Securities Act of 1933, as amended, as transactions not involving a public offering.

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

Our share repurchase activity during the three months ended December 31, 2015 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
October 1 to October 31	0	—	0	$471,672
November 1 to November 30	0	—	0	$471,672
December 1 to December 31	0	—	0	$471,672
Total:	0	—	0	$471,672

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description
3.1	Amended and Restated Articles of Incorporation dated November 22, 2013 (1)
3.2	Amended and Restated Bylaws dated June 17, 2015 (2)
10.1	Orbit Energy Rhode Island LLC Membership Interest Purchase Agreement, dated April 8, 2015 (3)
10.2	Rhode Island Energy Partners LLC Development and Indemnification Agreement, dated April 8, 2015 (3)
10.3	Amended and Restated Rhode Island Energy Partners LLC Agreement, dated April 8, 2015 (3)
10.4	Orbit Energy Charlotte, LLC Letter Agreement dated January 29, 2015 (4)
10.5	Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement, dated January 30, 2015 (5)
10.6	Concord Energy Partners, LLC Development and Indemnification Agreement, dated January 30, 2015 (4)
10.7	Amended and Restated Concord Energy Partners LLC Agreement, dated January 30, 2015 (4)
10.8	Ori Ackerman Loan Agreement, dated March 15, 2015 (6)
10.9*	Global Share and Options Incentive Enhancement Plan (2014) (6)
10.10	Share Purchase Agreement by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated May 14, 2015 (5)
10.11	Framework EBITDA Guarantee Agreement dated July 17, 2015 (5)
10.12	Long Term Mezzanine Loan Agreement by and among Blue Sphere Corporation, Eastern Sphere Ltd., Bluesphere Italy S.r.l., and Helios Italy Bio-Gas 1 L.P., dated August 18, 2015 (8)
10.13	Form of Subscription Agreement (9)
10.14	Form of Senior Debenture (9)
10.15	Form of Warrants (9)
10.16	Form of Pledge Agreement (9)
10.17	Securities Subscription Agreement (10)
10.18	Form of Warrant (10)
10.19*	Service Agreement between Blue Sphere Corporation and Shlomo Palas, dated October 15, 2015 (11)
10.20*	Service Agreement by and among Blue Sphere Corporation, JLS Advanced Investment Holdings Limited, and Roy Amitzur, dated October 15, 2015 (11)
10.21*	Advisory Agreement between Blue Sphere Corporation and Joshua Shoham, dated October 15, 2015 (11)
10.22	License Agreement between Blue Sphere Corporation and Nanyang Technological University, dated October 30, 2014 (11)
10.23	Founders Agreement between Blue Sphere Corporation and Prof. Chen Xiaodong, dated January 8, 2015 (11)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9) Incorporated by reference to our current report on Form 8-K filed with the SEC on December 28, 2015.

(10) Incorporated by reference to our current report on Form 8-K filed with the SEC on February 17, 2016.

(11) Incorporated by reference to our annual report on Form 10-K filed with the SEC on January 13, 2016.

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
Date: February 22, 2016

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 22, 2016