Form 10-Q/A
period 2015-12-31
BLUE SPHERE CORP.
filed 2016-05-23
CIK 1419582

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

EXPLANATORY NOTES

Explanatory Note 1

On February 22, 2016, Blue Sphere filed a transition report on Form 10-Q for the transition period from October 1, 2015 to December 31, 2015 (the “Transition Report”). As explained in the Transition Report, the interim financial statements and notes thereto contained in the Transition Report were not reviewed by an independent registered public accounting firm in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934. The Company is filing this Amendment No. 1 on Form 10-Q/A to (i) file interim financial statements for the transition period from October 1, 2015 to December 31, 2015 that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d) and (ii) amend and restate Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Transition Report based on the interim financial statements filed herewith. In addition, the Company has updated the “Explanatory Notes,” the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1 and Exhibits 31.2 and 32.2, respectively, and the Company’s financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

Except as described above, this Amendment No. 1 on Form 10-Q/A does not amend any other information set forth in the Transition Report. However, for the convenience of the reader, this Amendment No. 1 on Form 10-Q/A restates in its entirety, as amended, the Transition Report. This Amendment No. 1 on Form 10-Q/A is presented as of the filing date of the Transition Report and does not reflect events occurring after that date, or modify or update information in the Transition Report, except as described above.

This Amendment No. 1 on Form 10-Q/A is being filed concurrently with the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2016.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

1

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

UNAUDITED

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	September 30,
	2015	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,732	$161
Trade account receivables	1,434	—
Other current assets	508	21
Total current assets	4,674	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	18,139	31
OTHER LONG TERM ASSETS	5,920	—
INVESTMENTS IN JOINT VENTURES	7,434	4,952
INTANGIBLE ASSETS	3,930	—

Total assets	$40,097	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$1,763	$32
Accounts payables	1,144	58
Other accounts payable and liabilities	2,679	681
Debentures, notes and loans	7,363	519
Deferred revenues from joint ventures	8,916	6,434
Total current liabilities	21,865	7,724

LONG TERM BANK LOANS	19,016	135

DEBENTURES	2,361	—

WARRANTS TO ISSUE SHARES	544	—

STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2015 and September 30, 2015. Issued and outstanding: 180,502,443 shares and 167,952,595 shares at December 31, 2015 and September 30, 2015, respectively	1,256	1,244
Proceeds on account of shares	20	20
Treasury shares	(28)	(28)
Additional paid-in capital	39,764	39,474
Accumulated deficit	(44,701)	(43,404)
Total Stockholders’ Deficiency	(3,689)	(2,694)
Total liabilities and Stockholders’ Deficiency	$40,097	$5,165

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	December 31
	2015	2014
	(Unaudited)	(Unaudited)

REVENUES	$400	—
COST OF REVENUES	(360)	—
GROSS INCOME	40	—
OPERATING EXPENSES
General and administrative expenses	1,005	$827
Other losses	—	19
OPERATING LOSS	965	846
FINANCIAL EXPENSES, net	332	468
NET LOSS FOR THE PERIOD	$1,297	$1,314

Net loss per common share - basic and diluted	$(0.007)	$(0.026)

Weighted average number of common shares outstanding during the period - basic and diluted	177,155,607	51,031,823

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of Shares	Treasury Shares	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency
	Shares	Amount

BALANCE AT SEPTEMBER 30, 2015 (audited)	167,952,595	$1,244	$20	(28)	$39,474	$(43,404)	$(2,694)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2015 (Unaudited):
Share based compensation					65		65
Issuance of shares for services	2,435,000	2			47		49
Issuance of common stock, net of issuance costs	10,114,848	10			178		188
Net loss for the period						(1,297)	(1,297)
BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$20	$(28)	$39,764	$(44,701)	$(3,689)

	Common Stock, $0.001 Par Value		Proceeds on account of Shares	Additional paid-in Capital	Accumulated deficit	Total Stockholders deficiency
	Shares	Amount

BALANCE AT SEPTEMBER 30, 2014 (audited)	50,109,036	$1,126	$20	$35,106	$(35,942)	$310
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2014 (unaudited):
Share based compensation				97		97
Issuance of shares for services	544,041	1		93		94
Issuance of common stock in respect of issuance of convertible notes	471,967	—		44		44
Issuance of convertible debentures containing a beneficial conversion feature				322		322
Net loss for the period					(1,314)	(1,314)
BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,256)	$(447)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended December 31
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,297)	$(1,314)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation expenses	65	97
Depreciation	68	1
Equity losses in nonconsolidated subsidiary	—	19
Expenses in respect of convertible notes and loans	322	422
Changes in Warrants to issue shares	219	—
Issuance of shares for services	49	94

Decrease in trade account receivables	893	—
Increase in other current assets	(259)	(21)
Decrease in accounts payables	(43)	(5)
Decrease in other account payables	(152)	(3)
Decrease in other long term assets	(2)	—
Net cash used in operating activities	(137)	(710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired (Annex A)	(2,130)	—
Investment in nonconsolidated subsidiary	—	(24)
Purchase of property and equipment	—	(36)
Net cash used in investing activities	(2,130)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	3,378	37
Proceeds from issuance of debenture and warrants	2,672	—
Loans repaid	(1,241)	(7)
Proceeds from issuance of convertible debenture	—	560
Net cash provided by financing activities	4,809	590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,542	(180)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	29	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161	298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,732	$118

NON-CASH TRANSACTION:
Loans exercised into equity	188	—

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$67	$—
Income taxes	$—	$—

	Three months ended December 31
	2015	2014
	(Unaudited)	(Unaudited)
ANNEX A
Acquisition of subsidiaries, net of cash acquired :
Working capital, excluding cash and cash equivalents	$1,070	$—
Property and equipment	(17,738)	—
Long term liabilities	24,485	—
Other long term assets	(5,981)	—
Intangible assets	(3,966)	—
	(2,130)

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION:

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

BLUE SPHERE CORP.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – INTERIM FINANCIAL STATEMENTS

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

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES

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

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 15 year terms of the agreements (see Note 3).

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES (continue)

d.	Revenue recognition

Revenues related to the sale of electricity are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2015, the Company had approximately $2,732 thousand in cash and cash equivalents, approximately $17,191 thousand in negative working capital, a stockholders’ deficit of approximately $3,689 thousand and an accumulated deficit of approximately $44,701 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed.

NOTE 8 – COMMON SHARES:

On October 21, 2015 the Company issued 1,630,000 shares of common stock of the Company for the aggregate purchase price of $48,000. Such issuance was made pursuant to the April 15, 2015, Subscription Agreement with Dr. Borenstein Ltd. (the “April Borenstein Subscription Agreement”).

On October 21, 2015 the Company issued 8,484,848 shares of common stock of the Company for the aggregate purchase price of $140,000. Such issuance was made pursuant to the April 15, 2015, Subscription Agreement with Dr. Borenstein Ltd. (the “April Borenstein Subscription Agreement”).

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBENTURES AND NOTES:

Senior Debentures offering

Beginning in November 2015, the Company conducted an offering (the “Offering”) of up to $3,000,000 of the Company’s Senior Debentures (the “Debentures”) and Warrants (the “Warrants”, together with the “Debentures”, the “Securities”) to purchase up to 8,000,000 shares of common stock of the Company, par value $0.001 per share, in proportion pro rata to each Subscriber’s subscription amount relative to the total Offering amount, with 50% of the shares exercisable at a price per share of $0.05 and the other 50% of the shares exercisable at price per share of $0.075.

The Debentures bear interest at 11%, paid quarterly, and mature in two years. The Debentures are secured by a pledge agreement between the Company and each investor, whereby the Company pledged as collateral up to 49% of its shares of common stock in Eastern Sphere, Ltd., our wholly-owned subsidiary (the “Pledge Agreement”). The Pledge Agreement further provides that the Company’s obligations under the Debentures rank senior to all other indebtedness of Blue Sphere Corporation, but are subordinate to all indebtedness and liabilities of its subsidiaries and project-level operating entities. The Warrants are exercisable for 5 years from the date of issuance, with 50% exercisable at $0.05 per share and 50% exercisable at $0.075 per share

The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $208,597 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

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

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering, as well as common stock purchase warrants for a number of securities equal to 8% of the total amount of securities sold in the Offering, at a price per share equal to 110% of the price of the securities paid by investors in the Offering. Based on the agreement the Company granted Maxim 4,480,000 warrants at an average exercise price of $ 0.06875.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – SUBSEQUENT EVENTS:

On January 26, 2016 the Company issued 1,000,000 shares of common stock of the Company to a consultant in consideration for financial consulting services.

In February 2016, the Company conducted an offering (the “Offering”) consisting of (a) up to USD $1,925,000 of the Company’s shares of common stock, par value $0.001 per share (“Common Stock”), priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the subscriber (the “Warrants”, together with the shares of Common Stock subscribed for, the “Securities”).

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

We are evaluating, developing or operating, as applicable, the following projects:

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Italy

•	Soc. agr. AGRICERERE srl – Tromello (Pavia) 999 KW Plant
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia) 999 KW Plant
•	Soc. agr. AGRISORSE srl - Girls (Pavia) 999 KW Plant
•	Soc. agr. GEFA srl – Dorno (Pavia) 999 KW Plant
•	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia) 999 KW Plant
•	Soc. agr. ER srl – Aprilia (Latina) 999 KW Plant
•	Soc. agr. BIOENERGIE SRL – Aprilia (Latina) 999 KW Plant

Israel

•	Ramat Chovav Waste to Energy Anaerobic Digester 5.0 MW Plant

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

Revenues

Revenues for the three-month period ended December 31, 2015 were $400,000, as compared to $0 for the three-month period ended December 31, 2014. The increase is attributable to the acquisition of our wholly-owned subsidiary, Blueshpere Pavia, and represents the revenues generated for the period of 17 days commencing December 14, 2015.

Cost of Revenues

Cost of Revenues for the three-month period ended December 31, 2015 were $360,000, as compared to $0 for the three-month period ended December 31, 2014. The increase is attributable to the acquisition of our wholly-owned subsidiary, Blueshpere Pavia, and represents the cost of revenues incurred in the period of 17 days commencing December 14, 2015.

General and Administrative Expenses

General and administrative expenses for the three-month period ended December 31, 2015 were $1,005,000 as compared to $827,000 for the three-month period ended December 31, 2014. The increase is mainly attributable to the acquisition of our wholly-owned subsidiary, Blueshpere Pavia and general and administrative expenses of Blueshpere Pavia.

Net Loss

We incurred a net loss of $1,297,000 for the three-month period ended December 31, 2015, as compared to a net loss of $1,314,000 for the three-month period ended December 31, 2014. The decrease in net loss is mainly attributable to the decrease in financial expenses, partially offset by the increase of our general and administrative expenses as detailed above.

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

Intangible assets consist of non-monetary and separately identifiable assets, which can be controlled and are expected to generate future economic benefits. Such assets are recognized at acquisition and/or production cost, including directly attributable expenses to make the asset ready for use, net of accumulated amortization charges and any impairment losses. Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives and are tested for impairment when circumstances indicate that the carrying value may be impaired. The amortization period and the amortization method for intangible assets with a finite useful lives are reviewed at least at each reporting date. (see Note 5 to the Financial Statements).

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

As of December 31, 2015, we had cash of $2,732,000, as compared to $161,000 as of September 30, 2015. As of December 31, 2015, we had a working capital deficit of $17,191,000 as compared to deficit of $7,542,000 as of September 30, 2015. The increase in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $2,482,000,increase in our current maturities of long term loans in the amount of $1,731,000, increase in our other accounts payable and liabilities in the amount of $1,998,000 and the increase in our debentures, notes and loans in the amount of $6,844,000. The increase in our current maturities of long term, other accounts payable and debentures, notes and loans is mainly attributable the acquisition of our wholly-owned subsidiary, Blueshpere Pavia.

Net cash used in operating activities was $137,000 for the three month period ended December 31, 2015, as compared to $710,000 for the three month period ended December 31, 2014.

Net cash flows used in investing activities was $2,130,000 for the three month period ended December 31, 2015, as compared to net cash flows used in investing activity of $60,000 for the three month period ended December 31, 2014. The increase in cash used in investing activities is due to our initial consolidation of our wholly-owned subsidiary, Blueshpere Pavia, the costs of its acquisitions, net of cash acquired in the amount of $2,130,000.

Net cash flows provided by financing activities was approximately $4,809,000 for the three month period ended December 31, 2015, as compared to approximately $590,000 for the three month period ended December 31, 2014. The increase in cash provided by financing activities was mainly attributable to our $3 million offering of senior debentures and warrants, as further described in our Form 8-K filed with the SEC on December 28, 2015, and loans received in connection with the acquisition of our wholly-owned subsidiary, Bluesphere Pavia, in the amount of $3,149,000.

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

________________________________

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
Date: May 23, 2016

By:	/s/ Shlomo Zakai
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 23, 2016

