Form 10-Q
period 2016-03-31
BLUE SPHERE CORP.
filed 2016-05-23
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 18, 2016, there were 219,817,675 shares of common stock, par value $0.001 per share, outstanding.

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

EXPLANATORY NOTE

On May 18, 2015, Blue Sphere filed a Current Report on Form 8-K reporting that it had entered into an agreement to acquire one hundred percent (100%) of the share capital of four entities, Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (collectively, the “SPVs”), that own and operate anaerobic digestion biogas plants for the production of electricity located in Italy (the “May Form 8-K”). The closing of the acquisition of the SPVs was subject to certain conditions precedent, as more fully described in the May Form 8-K, but which included obtaining consent from the acquired parties’ creditor to the acquisition and the resulting change of control, and securing a mezzanine loan facility. Upon attainment of the conditions precedent, the Company closed the acquisition of the SPVs on December 14, 2015 and filed a Current Report on Form 8-K on December 17, 2015 reporting that it had consummated the acquisition of the SPVs. The Company then commenced work with its independent registered pubic accounting firms, UHY Bompani (“UHY”) and Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu Limited (“Deloitte”), to complete the review of the SPVs’ financial statements and to consolidate those financial statements with the Company’s financial statements (including the seventeen (17) day period following the acquisition of the SPVs), respectively.

On February 22, 2016, Blue Sphere filed a transition report on Form 10-Q for the transition period from October 1, 2015 to December 31, 2015 (the “Transition Report”). As explained in the Transition Report, the interim financial statements and notes thereto contained in the Transition Report (the “Transition Report Financial Statements”) were not reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, due to the inability of UHY to timely verify certain items in the SPVs’ financial statements and, consequently, the inability of Deloitte to complete its review of the Company’s interim financial statements. On May 23, 2016, concurrently with the filing of this Quarterly Report on Form 10-Q, the Company filed an amendment to the Transition Report to file Transition Report Financial Statements that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d).

As a consequence of the delays in reviewing the Transition Report Financial Statements, our auditor was unable to timely complete its review of the accompanying interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (the “10-Q Financial Statements”). Therefore, the 10-Q Financial Statements contained in this Quarterly Report on Form 10-Q have not been reviewed in accordance with SAS 100, as required by Rule 10-01(d). The Company intends to file an amendment to this Quarterly Report on Form 10-Q to file the 10-Q Financial Statements that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	September 30,
	2016	2015
	Unaudited and unreviewed	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,307	$161
Trade account receivables	818	—
Other current assets	746	21
Total current assets	4,871	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	18,687	31
OTHER LONG TERM ASSETS	6,428	—
INVESTMENTS IN JOINT VENTURES	7,831	4,952
INTANGIBLE ASSTES	4,065	—

Total assets	$41,882	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$1,619	$32
Derivative liabilities	1,290	—
Accounts payables	862	58
Other accounts payable and liabilities	2,742	681
Debentures, notes and loans	7,399	519
Deferred revenues from joint ventures	9,313	6,434
Total current liabilities	23,225	7,724

LONG TERM BANK LOANS	19,985	135

DEBENTURES	2,495	—

WARRANTS TO ISSUE SHARES	2,871	—
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each: Authorized: 1,750,000,000 shares at March 31, 2016 and September 30, 2015. Issued and outstanding: 217,123,443 shares and 167,952,595 shares at March 31, 2016 and September 30, 2015, respectively	1,293	1,244
Proceeds on account of shares	20	20
Treasury shares	(28)	(28)
Accumulated other comprehensive income	19	—
Additional paid-in capital	40,476	39,474
Accumulated deficit	(48,474)	(43,404)
Total Stockholders’ Deficiency	(6,694)	(2,694)
Total liabilities and Stockholders’ Deficiency	$41,882	$5,165

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	March 31
	2016	2015
	(Unaudited and unreviewed)	(Unaudited)
REVENUES	$1,403	—
COST OF REVENUES	(1,315)	—
GROSS INCOME	88	—
OPERATING EXPENSES
General and administrative expenses	2,078	$993
Other losses (gains)	(102)	—
OPERATING LOSS	1,888	993
FINANCIAL EXPENSES, net	1,885	819
NET LOSS FOR THE PERIOD	$3,773	$1,812

Net loss per common share - basic and diluted	$(0.019)	$(0.033)

Weighted average number of common shares outstanding during the period - basic and diluted	194,658,706	55,404,305

The accompanying notes are an integral part of the consolidated financial statements.

3

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	March 31
	2016	2015
	(Unaudited and unreviewed)	(Unaudited)
NET LOSS	$3,773	$1,812
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(19)	—
TOTAL COMPREHENSIVE LOSS	3,754	1,812

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds		Accumulated
			on		other	Additional		Total
			account of	Treasury	comprehensive	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Shares	loss	Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2015 (Unaudited and unreviewed )	180,502,443	$1,256	$20	(28)	—	$39,764	$(44,701)	$(3,689)
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED MARCH 31, 2016 (Unaudited):
Share based compensation						49		49
Issuance of shares for services	1,625,000	2				104		106
Issuance of common stock, net of issuance costs	35,000,000	35				559		594
Comprehensive loss					19		(3,773)	(3,754)
BALANCE AT MARCH 31, 2016 (Unaudited and unreviewed)	217,127,443	$1,293	$20	$(28)	$19	$40,476	$(48,474)	$(6,694)

	Common Stock, $0.001 Par Value		Proceeds on			Total
			account of	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	paid-in Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,255)	$(446)
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED MARCH 31, 2015 (Unaudited):
Share based compensation				55		55
Issuance of common stock, net of issuance expenses	609,039	1		81		82
Issuance of shares for services	8,114,867	8		879		887
Issuance of common stock in respect of issuance of convertible notes	9,963,717	10		474		484
Issuance of convertible debentures containing a beneficial conversion feature				181		181
Proceeds on account of shares not yet issued			15			15
Net loss for the period					(1,812)	(1,812)
BALANCE AT MARCH 31, 2015 (Unaudited)	69,812,667	$1,146	$35	$37,332	$(39,067)	$(554)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended
	March 31
	2016	2015
	(Unaudited and unreviewed)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,773)	$(1,812)
Adjustments required to reconcile net loss
to net cash provided by (used in) operating activities:
Share based compensation expenses	49	55
Depreciation	380	1
Amortization of intangible assets	25	—
Equity in losses on nonconsolidated subsidiary	—	(19)
Expense in respect of convertible notes and loans	244	719
Changes in Warrants to issue shares	1,170	—
Issuance of shares for services	106	887

Decrease in trade account receivables	685	—
Decrease (increase) in other current assets	(225)	151
Increase (decrease) in accounts payables	(338)	22
Increase (decrease) in other account payables	896	108
Decrease in other long term assets	(102)	—
Net cash provided by (used in) operating activities	(883)	112
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	—
Net cash used in investing activities	(60)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	50	311
Payment of loans and convertible debentures	(303)	(476)
Proceeds from issuance of shares and warrants	1,752	82
Proceeds on account of shares	—	15
Proceeds from issuance of convertible debenture	—	212
Net cash provided by financing activities	1,499	144

INCREASE IN CASH AND CASH EQUIVALENTS	556	256

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	19	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,732	118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,307	$374
NON-CASH TRANSACTION:
Issuance expense paid through warrants issuance	225	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25	$—
Income taxes	$ {}	$—

The accompanying notes are an integral part of the consolidated financial statement

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited and unreviewed condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

For the reasons more fully described in the Explanatory Note to this quarterly report, our independent registered public accounting firm was unable to timely complete its review of the Company’s interim financial statements for the three months ended March 31, 2016.

NOTE 2 - GENERAL

Blue Sphere Corp. (“the Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), and Sustainable Energy Ltd. (“SEL”) , is focused on project integration in the clean energy production and waste to energy markets.

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

As of March 31, 2016, Johnstonsphere had not commenced operations.

On May 12, 2015 the Company formed Bluesphere Pavia (formerly called Bluesphere Italy S.r.l.). Italy S.r.l, a subsidiary of Eastern in order to acquire certain biogas plants located in Italy (see note 3 below).

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA

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

Pursuant to the Share Purchase Agreement, the Company to pay an aggregate purchase price of $5,646,628 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. Fifty percent (50%) of the Purchase Price, adjusted for certain post-closing adjustments and closing costs, in the amount of $2,143,181 (€1,952,858) was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The portion of the Purchase Price paid at closing was primarily financed by a loan of $3,149,081 (€2,900,000) pursuant to the Helios Loan Agreement whereas the Company repaid $281,580 (€255,102) during the three months ended March 31, 2016.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA

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

On or around December 2, 2015, the Company also received funds to finance a portion of the Purchase Price in the amount of $80,000 from a company in which a director of the Company serves as an officer. Such amount was not repaid as of March 31, 2016 and is classified as debentures, notes and loans.

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

NOTE 4 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2016 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

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

Goodwill consists of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 15 year terms of the agreements (see Note 3).

b.	Intangible Assets

Intangible assets consist of non-monetary and separately identifiable assets, which can be controlled and are expected to generate future economic benefits. Such assets are recognized at acquisition and/or production cost, including directly attributable expenses to make the asset ready for use, net of accumulated amortization charges and any impairment losses.

The costs incurred internally to develop new services and platforms are considered intangible assets generated internally and are recognized as assets only if the following requirements are met:

1.	the cost incurred for the development of the assets can be reliably measured;
2.	the entity has the intention, the availability of financial resources, the ability to complete the assets and to use or sell them;
3.	the entity has the intention, the availability of financial resources, the abilityto complete the assets and to use or sell them;

Capitalized development costs include only expenses incurred that can be directly attributed to the process of developing new products and services.

Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives and are tested for impairment when circumstances indicate that the carrying value may be impaired. The amortization period and the amortization method for intangible assets with a finite useful lives are reviewed at least at each reporting date.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES (continue)

Changes in expected useful lives, or in the way the future economic benefits will be generated by the assets, are either recognized through a change in the period or in the amortization method and are accounted for as changes in accounting estimates. The amortization charges for intangible assets with a finite useful life are classified in the statement of income, in the costs appropriate for the function of the related intangible assets.

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2016, the Company had approximately $3,307 thousand in cash and cash equivalents, approximately $18,354 thousand in negative working capital, a stockholders’ deficit of approximately $6,694 thousand and an accumulated deficit of approximately $48,474 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

NOTE 8 – COMMON SHARES:

On January 26, 2016 the Company issued 1,000,000 shares of common stock of the Company to a consultant in consideration for financial consulting services. The Company has estimated the fair value of such shares, and recorded an expense of $64,000.

On February 1, 2016 and March 15, 2016, the Company issued 625,000 shares of common stock to a consultant in respect of his investor relations and public relations services consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $41,813.

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

On February 15, 2016, the Company completed the only closing of the Offering, representing aggregate gross proceeds to the Company of USD $1,925,000. In connection with the closing, the Company and subscribers entered into (a) Subscription Agreements for, in the aggregate, 35,000,000 shares of Common Stock at $0.055 per share, and (b) Warrants to purchase, in the aggregate, up to 17,500,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $938,216 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	202%

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

NOTE 8 – COMMON SHARES (continue)

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering, warrants to purchase, in the aggregate, up to 2,800,000 shares of Common Stock at an exercise price of $0.0605 per share and to purchase, in the aggregate, up to 1,400,000 shares of Common Stock at an exercise price of $0.11 per share. The Company has estimated the fair value of such warrants at a value of $224,742 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	202%

NOTE 9 – DEBENTURES AND NOTES:

On February 3, 2016, the Company issued 3-year warrants to purchase up to 1,500,000 shares of Company's common stock at an exercise price of $0.06 per share, in full satisfaction of certain obligations.

The Company has estimated the fair value of such warrants at a value of $87,298 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	0.9%
Expected term (years)	3
Volatility	203%

Changes in the fair value of the warrants are recorded as interest expenses.

Senior Debentures offering

Beginning in November 2015, the Company conducted an offering (the “Offering”) of up to $3,000,000 of the Company’s Senior Debentures (the “Debentures”) and Warrants (the “Warrants”, together with the “Debentures”, the “Securities”) to purchase up to 8,000,000 shares of common stock of the Company, par value $0.001 per share, in proportion pro rata to each Subscriber’s subscription amount relative to the total Offering amount, with 50% of the warrants exercisable at a price per share of $0.05 and the other 50% of the warrants exercisable at price per share of $0.075.

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and unreviewed)

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering and warrants to purchase, in the aggregate, up to 4,848,000 shares of Common Stock at an exercise price of $0.0605 per share. The Company has estimated the fair value of such warrants at a value of $116,599 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

NOTE 10 – SUBSEQUENT EVENTS:

On April 13, 2016 the Company issued 1,000,000 shares of common stock of the Company to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. The Company has also agreed to issue an additional 1,000,000 shares of common stock as a service bonus if the agreement is not terminated prior to June 9, 2016.

On April 13, 2016 the Company issued 875,000 shares of common stock of the Company to a consultant in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management.

On May 18, 2016, On May 18, 2016, 700,000 1.5-year warrants to purchase shares were converted to 700,000 common shares at an exercise price of $0.058 per share and total consideration of $40,600 by a consultant and a shareholder of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this quarterly report.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, without limitation, (i) uncertainties regarding our ability to obtain adequate financing on a timely basis, including financing for specific projects, (ii) the financial and operating performance of our projects, (iii) uncertainties regarding the market for and value of carbon credits, renewable energy credits and other environmental attributes, (iv) political and governmental risks associated with the countries in which we may operate, (v) unanticipated delays associated with project implementation, including designing, constructing and equipping projects, as well as delays in obtaining required government permits and approvals, (vi) the development stage of our business and (vii) our lack of operating history.

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

Company Overview

Summary of Current Operations

We are an international Independent Power Producer (IPP) that is globally active in the clean energy production and waste-to-energy markets. We are becoming a key player in these rapidly growing markets by developing or acquiring projects with clean energy technologies, including but not limited to waste-to-energy facilities that generate clean energy, such as electricity, natural gas, heat, compost and other by-products. These markets provide tremendous opportunity, insofar as there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. In particular, the disposal of organic material to landfills in most parts of the world is a costly problem with environmentally-damaging consequences. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently developing or operating, as applicable, the following projects:

United States

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Italy

•	Soc. agr. AGRICERERE srl – Tromello (Pavia) 999 KW Plant
•	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia) 999 KW Plant
•	Soc. agr. AGRISORSE srl - Garlasco (Pavia) 999 KW Plant
•	Soc. agr. GEFA srl – Dorno (Pavia) 999 KW Plant

We have also entered into nonbinding letters of intent to acquire additional biogas facilities in Italy and construct and develop a waste-to-energy facility in the Netherlands, and we continue to evaluate a pipeline of similar projects in a less mature phase.

Results of Operations – For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

General

As of December 14, 2015, we consolidated our indirect wholly-owned subsidiary, Bluesphere Pavia. Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”) on December 14, 2015. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Our results of operation have been significantly affected by this transaction.

Deferred Revenue

$1,481,900 of development fees and reimbursements for the North Carolina and Rhode Island projects are recorded as deferred revenue. Upon successful completion of the projects, this amount will be recorded as revenue.

Revenues

Revenues for the three-month period ended March 31, 2016 were $1,403,000, as compared to $0 for the three-month period ended March 31, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

Cost of Revenues

Cost of revenues for the three-month period ended March 31, 2016 were $1,305,000, as compared to $0 for the three-month period ended March 31, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2016 were $1,991,000, as compared to $827,000 for the three-month period ended March 31, 2015. The increase is mainly attributable to direct expenses related to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia, and general and administrative expenses of Bluesphere Pavia.

Net Loss

We incurred a net loss of $3,773,000 for the three-month period ended March 31, 2016, as compared to a net loss of $1,812,000 for the three-month period ended March 31, 2015. The increase in net loss is mainly attributable to the results of operations of Blueshpere Pavia, increase in financial expenses and increase of our general and administrative expenses as detailed above.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed. The significant accounting policies applied in the annual financial statements of the Company as of September 30, 2015 are applied consistently in these financial statements, except for the following:

a.	Business Combinations and Goodwill

The Company accounts for its business combinations using the purchase method of accounting. Under this method, the Company allocates the purchase price to tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of the purchase price amount being allocated to goodwill.

Acquisition-related and integration costs associated with the business combination are expensed as incurred. Changes in estimates associated with future income tax assets after measurement period are recognized as income tax expense with prospective application to all business combinations regardless of the date of acquisition.

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

As of March 31, 2016, we had cash of $3,307,00, as compared to $161,000 as of September 30, 2015. As of March 31, 2016, we had a working capital deficit of $18,354,000, as compared to $7,542,000 as of September 30, 2015. The decrease in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $2,879,000, increase in our current maturities of long term loans in the amount of $1,587,000, increase in our other accounts payable and liabilities in the amount of $3,081,000 and the increase in our debentures, notes and loans in the amount of $6,880,000. The increase in our current maturities of long term, other accounts payable and debentures, notes and loans is mainly attributable the acquisition of our wholly-owned subsidiary, Blueshpere Pavia.

Net cash used in operating activities was $ 883,000 for the three-month period ended March 31, 2016, as compared to cash from operating activities of $112,000 for the three-month period ended March 31, 2015.

Net cash used in investing activities was $60,000 for the three-month period ended March 31, 2016, as compared to net cash used in investing activities of $0 for the three-month period ended March 31, 2015.

Net cash provided by financing activities was approximately $1,499,000 for the three-month period ended March 31, 2016, as compared to approximately $144,000 for the three-month period ended March 31, 2015. The increase in cash provided by financing activities was mainly attributable to an offering in February 2016 of $1,925,000 of our shares of common stock, together with warrants to purchase our common stock, in a private placement, as further described in our Form 8-K filed with the SEC on February 17, 2016. We have principally financed our operations through the sale of our common stock and the issuance of convertible debt.

Off-Balance Sheet Arrangements

As at March 31, 2016, we had no off-balance sheet arrangements of any nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three months ended March 31, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2016. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 3, 2016, we issued 3-year warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.06 per share, in full satisfaction of certain obligations.

On February 15, 2016, we completed a private offering representing aggregate gross proceeds to the Company of USD $1,925,000, pursuant to which we issued (i) 35,000,000 shares of our common stock priced at $0.055 per share, the closing price for our shares of common stock reported by the OTCQB Venture Marketplace on the trading day prior to the closing of the offering, and (ii) 5-year warrants to purchase up to 17,500,000 shares of our common stock at an exercise price of $0.10 per share, which was equal to 50% of the shares purchased in the offering. The Company engaged Maxim Group LLC to assist in the offering, pursuant to which Maxim received 5-year warrants to purchase (a) up to 2,800,000 shares of our common stock at an exercise price of $0.0605 per share and (b) up to 1,400,000 shares of our common stock at an exercise price of $0.11 per share. The form and terms of the warrants issued to Maxim were substantially the same as the warrants issued to the February 15, 2016 investors.

On May 18, 2016, 700,000 1.5-year warrants to purchase shares of our common stock were converted to our shares at an exercise price of $0.058 per share by a shareholder of the Company.

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

Our share repurchase activity during the three months ended March 31, 2016 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 to January 31	0	—	0	$471,672
February 1 to February 29	0	—	0	$471,672
March 1 to March 31	0	—	0	$471,672
Total:	0	—	0	$471,672

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description
10.1	Form of Securities Subscription Agreement, dated February 15, 2016 (1)
10.2	Form of Warrant, dated February 15, 2016 (1)
10.3	Share Sale and Purchase Agreement, dated March 10, 2016, between Blue Sphere Corporation and Voltape Ltd. (2)
10.4	License Termination Agreement, dated March 13, 2016, between Blue Sphere Corporation and Nanyang Technological University (2)
10.5*	Services Agreement, effective as of May 1, 2016, between Blue Sphere Corporation and Mr. Ran Daniel (3)
10.6	Form of February 3, 2016 Warrant
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________

(1) Incorporated by reference to our current report on Form 8-K filed with the SEC on February 17, 2016.

(2) Incorporated by reference to our current report on Form 8-K filed with the SEC on March 29, 2016.

(3) Incorporated by reference to our current report on Form 8-K filed with the SEC on May 4, 2016.

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

