Form 10-Q/A
period 2016-03-31
BLUE SPHERE CORP.
filed 2016-06-13
CIK 1419582

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 18, 2016, there were 219,817,675 shares of common stock, par value $0.001 per share, issued and outstanding.

1

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

On May 23, 2016, the Company filed a Quarterly Report on Form 10-Q for the period from January 1, 2016 to March 31, 2016 (the “Quarterly Report”). As explained in the Quarterly Report, the interim financial statements and notes thereto contained in the Quarterly Report (the “Quarterly Report Financial Statements”) were not reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, due to the inability of UHY to timely verify certain items in the SPVs’ financial statements and, consequently, the inability of Deloitte to complete its review of the Company’s Quarterly Report Financial Statements. The Company is filing this Amendment No. 1 on Form 10-Q/A to (i) file the Quarterly Report Financial Statements that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d) and (ii) amend and restate Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Quarterly Report based on the Quarterly Report Financial Statements filed herewith. In addition, the Company has updated the “Explanatory Note,” Item 2 of Part 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” Item 5 of Part 2, “Other Information”, the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1 and Exhibits 31.2 and 32.2, respectively, and the Company’s financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. Except as described above, this Amendment No. 1 on Form 10-Q/A does not amend any other information set forth in the Quarterly Report. However, for the convenience of the reader, this Amendment No. 1 on Form 10-Q/A restates in its entirety, as amended, the Quarterly Report. This Amendment No. 1 on Form 10-Q/A is presented as of the filing date of the Quarterly Report and does not reflect events occurring after that date, or modify or update information in the Quarterly Report, except as described above.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	September 30,
	2016	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,307	$161
Trade account receivables	818	—
Other current assets	741	21
Total current assets	4,866	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	18,687	31
OTHER LONG TERM ASSETS	6,428	—
INVESTMENTS IN JOINT VENTURES	7,831	4,952
INTANGIBLE ASSTES	4,065	—

Total assets	$41,877	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$1,619	$32
Accounts payables	862	58
Other accounts payable and liabilities	3,873	681
Debentures, notes and loans	330	519
Deferred revenues from joint ventures	9,313	6,434
Total current liabilities	15,997	7,724

LONG TERM BANK LOANS	19,985	135

LONG TERM LOANS AND LIABILITIES	7,069	—

DEBENTURES	2,495	—

WARRANTS TO ISSUE SHARES	2,892	—
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2016 and September 30, 2015. Issued and outstanding: 217,127,443 shares and 167,952,595 shares at March 31, 2016 and September 30, 2015, respectively	1,293	1,244
Proceeds on account of shares	—	20
Treasury shares	(28)	(28)
Accumulated other comprehensive income	19	—
Additional paid-in capital	40,427	39,474
Accumulated deficit	(48,272)	(43,404)
Total Stockholders’ Deficiency	(6,561)	(2,694)
Total liabilities and Stockholders’ Deficiency	$41,877	$5,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	March 31
	2016	2015
	(Unaudited)	(Unaudited)
REVENUES	$1,403	$—
COST OF REVENUES	(1,315)	—
GROSS INCOME	88	—
OPERATING EXPENSES
General and administrative expenses	1,781	993
Other income	(102)	—
OPERATING LOSS	1,591	993
FINANCIAL EXPENSES, net	1,980	819
NET LOSS FOR THE PERIOD	$3,571	$1,812

Net loss per common share - basic and diluted	$(0.018)	$(0.033)

Weighted average number of common shares outstanding during the period - basic and diluted	194,658,706	55,404,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

3

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	March 31
	2016	2015
	(Unaudited)	(Unaudited)
NET LOSS	$3,571	$1,812
Other comprehensive income loss, net of tax:
Currency translation adjustments	(19)	—
TOTAL COMPREHENSIVE LOSS	$3,552	$1,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds		Accumulated
			on		other	Additional		Total
			account of	Treasury	comprehensive	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Shares	income	Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$20	(28)	—	$39,764	$(44,701)	$(3,689)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2016 (Unaudited):
Share based compensation						49		49
Issuance of shares for services	625,000	1				41		42
Issuance of common stock, net of issuance costs	36,000,000	36	(20)			573		589
Comprehensive loss					19		(3,571)	(3,552)
BALANCE AT MARCH 31, 2016 (Unaudited)	217,127,443	$1,293	$—	$(28)	$19	$40,427	$(48,272)	$(6,561)

	Common Stock, $0.001 Par Value		Proceeds on			Total
			account of	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	paid-in Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,255)	$(446)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2015 (Unaudited):
Share based compensation				55		55
Issuance of common stock, net of issuance expenses	609,039	1		81		82
Issuance of shares for services	8,114,867	8		879		887
Issuance of common stock in respect of issuance of convertible notes	9,963,717	10		474		484
Issuance of convertible debentures containing a beneficial conversion feature				181		181
Proceeds on account of shares not yet issued			15			15
Net loss for the period					(1,812)	(1,812)
BALANCE AT MARCH 31, 2015 (Unaudited)	69,812,667	$1,146	$35	$37,332	$(39,067)	$(554)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended
	March 31
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,571)	$(1,812)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	49	55
Depreciation	380	1
Amortization of intangible assets	25	—
Equity in losses on nonconsolidated subsidiary	—	(19)
Expense in respect of convertible notes and loans	242	719
Changes in Warrants to issue shares	1,191	—
Issuance of shares for services	42	887

Decrease in trade account receivables	685	—
Decrease (increase) in other current assets	(102)	151
Increase in other long term assets	(225)	—
Increase (decrease) in accounts payables	(338)	22
Increase in other account payables	737	108
Net cash provided by (used in) operating activities	(885)	112
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	—
Net cash used in investing activities	(60)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	50	311
Payment of loans and convertible debentures	(303)	(476)
Proceeds from issuance of shares and warrants	1,752	82
Proceeds on account of shares	—	15
Proceeds from issuance of convertible debenture	—	212
Net cash provided by financing activities	1,499	144

INCREASE IN CASH AND CASH EQUIVALENTS	554	256

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	21	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,732	118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,307	$374
NON-CASH TRANSACTION:
Issuance expense paid through warrants issuance	225	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25	$—
Income taxes	$—	$—

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

NOTE 2 - GENERAL

Blue Sphere Corp. (“the Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere LLC (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), and Sustainable Energy Ltd. (“SEL”) , is focused on project integration in the clean energy production and waste to energy markets.

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

On December 14, 2015, and pursuant to a Share Purchase Agreement, dated May 14, 2015 (the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia. (formerly called Bluesphere Italy S.r.l.). (“Bluesphere Pavia”), and Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Share Purchase Agreement, the Company to pay $5,646,628 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. Fifty percent (50%) of the Purchase Price, adjusted for certain post-closing adjustments and closing costs, in the amount of $2,143,181 (€1,952,858) was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The portion of the Purchase Price paid at closing was primarily financed by a loan of $3,149,081 (€2,900,000) pursuant to the Helios Loan Agreement whereas the Company repaid $281,580 (€255,102) during the three months ended March 31, 2016.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA (continued)

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

NOTE 4 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2016, the Company had approximately $3,307,000 in cash and cash equivalents, approximately $11,131,000 in negative working capital, a stockholders’ deficit of approximately $6,561,000 and an accumulated deficit of approximately $48,272,000. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – COMMON SHARES

On January 26, 2016, the Company issued 1,000,000 shares of common stock pursuant to a subscription agreement dated June 12, 2015.

On February 1, 2016 the Company issued 540,000 shares of common stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $36,126.

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

On February 15, 2016, the Company completed the only closing of the Offering, representing aggregate gross proceeds to the Company of $1,925,000. In connection with the closing, the Company and subscribers entered into (a) Subscription Agreements for, in the aggregate, 35,000,000 shares of Common Stock at $0.055 per share, and (b) Warrants to purchase, in the aggregate, up to 17,500,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $933,358 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – COMMON SHARES (continued)

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering, warrants to purchase, in the aggregate, up to 2,800,000 shares of Common Stock at an exercise price of $0.0605 per share and to purchase, in the aggregate, up to 1,400,000 shares of Common Stock at an exercise price of $0.11 per share. The Company has estimated the fair value of such warrants at a value of $224,413 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

On March 15, 2016, the Company issued 85,000 shares of common stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $5,687.

NOTE 9 – DEBENTURES AND NOTES

On February 3, 2016, the Company issued 3-year warrants to purchase up to 1,500,000 shares of Company’s common stock at an exercise price of $0.06 per share, in full satisfaction of certain obligations of the Company.

The Company has estimated the fair value of such warrants at a value of $87,331 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.2%
Expected term (years)	3
Volatility	203%

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

NOTE 9 – DEBENTURES AND NOTES (continued)

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

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Offering and warrants to purchase, in the aggregate, up to 4,480,000 shares of Common Stock at an exercise price of $0.06875 per share. The Company has estimated the fair value of such warrants at a value of $116,599 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

NOTE 10 – SUBSEQUENT EVENTS

On April 13, 2016 the Company issued 1,000,000 shares of common stock of the Company to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. The consulting agreement provides for the issuance of an additional 1,000,000 shares of common stock as a service bonus if the agreement is not terminated prior to June 9, 2016.

On April 13, 2016 the Company issued 875,000 shares of common stock of the Company to a consultant in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management.

On May 18, 2016, a 1.5-year warrant to purchase shares of common stock, dated May 4, 2015, was exercised into 700,000 shares of common stock at an exercise price of $0.058 per share, for total consideration of $40,600.

On June 2, 2016 the Company issued 13,930,742 shares of common stock in consideration for loans in the amount of $145,526 that were received to finance a portion of the acquisitions of one hundred percent (100%) of the SPVs.

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

We are currently developing or operating, as applicable, the following projects:

United States

●	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
●	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Italy

●	Soc. agr. AGRICERERE srl – Tromello (Pavia) 999 KW Plant
●	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia) 999 KW Plant
●	Soc. agr. AGRISORSE srl - Garlasco (Pavia) 999 KW Plant
●	Soc. agr. GEFA srl – Dorno (Pavia) 999 KW Plant

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

Cost of Revenues

Cost of revenues for the three-month period ended March 31, 2016 were $1,315,000, as compared to $0 for the three-month period ended March 31, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2016 were $1,781,000, as compared to $993,000 for the three-month period ended March 31, 2015. The increase is mainly attributable to direct expenses related to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia, and general and administrative expenses of Bluesphere Pavia.

Net Loss

We incurred a net loss of $3,571,000 for the three-month period ended March 31, 2016, as compared to a net loss of $1,812,000 for the three-month period ended March 31, 2015. The increase in net loss is mainly attributable to the results of operations of Blueshpere Pavia, increase in financial expenses and increase of our general and administrative expenses as detailed above.

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

As of March 31, 2016, we had cash of $3,307,00, as compared to $161,000 as of September 30, 2015. As of March 31, 2016, we had a working capital deficit of $11,131,000, as compared to $7,542,000 as of September 30, 2015. The decrease in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $2,879,000, increase in our current maturities of long term loans in the amount of $1,587,000 and increase in our other accounts payable and liabilities in the amount of $3,192,000. The increase in our current maturities of long term and other accounts payable is mainly attributable the acquisition of our wholly-owned subsidiary, Blueshpere Pavia.

Net cash used in operating activities was $885,000 for the three-month period ended March 31, 2016, as compared to cash from operating activities of $112,000 for the three-month period ended March 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 26, 2016, we issued 1,000,000 shares of our common stock in connection with a private offering, and pursuant to a subscription agreement dated June 12, 2015.

On February 1, 2016, we issued 540,000 shares of our common stock pursuant to a consulting agreement dated April 3, 2015, in consideration for consulting services.

On February 3, 2016, we issued 3-year warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.06 per share, in full satisfaction of certain obligations of the Company.

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

On March 15, 2016, we issued 85,000 shares of our common stock outstanding under a consulting agreement, dated February 22, 2015, in consideration for consulting services.

On April 13, 2016, we issued 1,000,000 shares of our common stock to a consultant, pursuant to a consulting agreement dated March 9, 2016, in consideration for corporate finance, investor communications and financial and investor public relations services. The consulting agreement provides for the issuance of an additional 1,000,000 shares of common stock as a service bonus, because the consulting agreement was not terminated prior to June 9, 2016.

On April 13, 2016, we issued an aggregate of 875,000 shares of our common stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management services.

On May 18, 2016, the holder of a 1.5-year warrant to purchase shares of our common stock, dated May 4, 2015, exercised the warrant in full into 700,000 shares of our common stock at the exercise price of $0.058 per share.

On June 2, 2016, we issued 13,930,742 shares of our common stock in connection with an offering of our common stock and pursuant to subscription agreements dated December 2, 2015, the proceeds of which and were used to finance a portion of the closing of the acquisitions of the SPVs by Bluesphere Pavia (See Note 3 in Part I, Item 1). For a more detailed description, see Part II, Item 5 below.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The following information is being reported in Item 5 of this Quarterly Report on Form 10-Q, in satisfaction of Item 1.01 and Item 3.02 of a Current Report on Form 8-K, concerning entry into a material definitive agreement and an unregistered sale of equity securities, respectively.

In July 2015, we conducted a private placement of up to $250,000 of our common stock at $0.0176 per share to certain accredited investors (the “July Offering”). On December 2, 2015, we closed on the July Offering, resulting in gross proceeds to the Company of $225,526, and agreed to issue 21,588,871 shares of our common stock at $0.0104 per share (the “July 2015 Shares”), pursuant to certain subscription agreements (the “July Offering Subscription Agreements”). All investors in the July Offering were part of group led by a member of our Board of Directors, and one of the investors included a company in which he is the chief executive officer, but has no equity interest.

The proceeds to the Company of the July Offering were received in December 2015, and were used to finance a portion of the closing of the acquisitions of the purchase of the SPVs by Bluesphere Pavia (See Note 3 in Part I, Item 1).

On June 2, 2016, we issued 13,930,742 shares of our common stock pursuant to all but one of the July Offering Subscription Agreements dated December 2, 2015, with the issuance of the remaining 7,658,129 shares of our common stock currently in process. The Company did not utilize the services of, or pay any commissions to, a broker-dealer or third party in connection with the July Offering.

The foregoing description of the July Offering Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of July Offering Subscription Agreements filed as Exhibit 10.7 to this Quarterly Report, and incorporated herein by reference. The representations, warranties and covenants contained in the July Offering Subscription Agreements were made solely for the benefit of the parties to the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the form or July Offering Subscription Agreement is incorporated herein by reference only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other SEC filings.

The Company is providing this information in accordance with Rule 135c under the Securities Act of 1933, as amended (the “Securities Act”), and the notice contained herein does not constitute an offer to sell the Company’s securities, and is not a solicitation for an offer to purchase the Company’s securities. The Company has sold shares of common stock in a private placement in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S promulgated thereunder since, among other things, the above transaction did not involve a public offering. Additionally, the Company relied on similar exemptions under applicable state laws. The investor in the sale had access to information about the Company and its investments, took July 2015 Shares for investment and not resale, and the Company took appropriate measures to restrict the transfer of the July 2015 Shares. Upon issuance, the resale of the July 2015 Shares will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6. EXHIBITS.

No.	Description
10.1	Form of Securities Subscription Agreement, dated February 15, 2016 (1)
10.2	Form of Warrant, dated February 15, 2016 (1)
10.3	Share Sale and Purchase Agreement, dated March 10, 2016, between Blue Sphere Corporation and Voltape Ltd. (2)
10.4	License Termination Agreement, dated March 13, 2016, between Blue Sphere Corporation and Nanyang Technological University (2)
10.5*	Services Agreement, effective as of May 1, 2016, between Blue Sphere Corporation and Mr. Ran Daniel (3)
10.6	Form of February 3, 2016 Warrant**
10.7	Form of July Offering Subscription Agreement. **
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our current report on Form 8-K filed with the SEC on February 17, 2016.

(2) Incorporated by reference to our current report on Form 8-K filed with the SEC on March 29, 2016.

(3) Incorporated by reference to our current report on Form 8-K filed with the SEC on May 4, 2016.

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: June 13, 2016

By:	/s/ Ran Daniel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: June 13, 2016

