Form 10-Q
period 2016-06-30
BLUE SPHERE CORP.
filed 2016-08-08
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 1, 2016, there were 242,966,884 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2016	September 30, 2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,280	$161
Trade account receivables	861	—
Other current assets	525	21
Total current assets	2,666	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	17,938	31
OTHER LONG TERM ASSETS	6,137	—
INVESTMENTS IN JOINT VENTURES	8,927	4,952
INTANGIBLE ASSETS	3,967	—

Total assets	$39,635	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$1,711	$32
Accounts payables	3,475	58
Other accounts payable and liabilities	1,443	681
Debentures, notes and loans	84	519
Deferred revenues from joint ventures	10,409	6,434
Total current liabilities	17,122	7,724

LONG TERM BANK LOANS	18,888	135

LONG TERM LOANS AND LIABILITIES	6,855	—

DEBENTURES	2,410	—

WARRANTS TO ISSUE SHARES	2,647	—
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2016 and September 30, 2015. Issued and outstanding: 243,051,884 shares and 167,952,595 shares at June 30, 2016 and September 30, 2015, respectively	1,318	1,244
Proceeds on account of shares	—	20
Treasury shares	(28)	(28)
Accumulated other comprehensive income	46	—
Additional paid-in capital	42,293	39,474
Accumulated deficit	(51,916)	(43,404)
Total Stockholders’ Deficiency	(8,287)	(2,694)
Total liabilities and Stockholders’ Deficiency	$39,635	$5,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$2,706	$—	$1,303	$—
COST OF REVENUES	(2,323)	—	(1,007)	—
GROSS INCOME	383	—	296	—
OPERATING EXPENSES
General and administrative expenses	4,590	3,450	2,809	2,439
Other income	(102)	(57)	—	(38)
OPERATING LOSS	4,105	3,393	2,513	2,401
FINANCIAL EXPENSES, net	3,110	1,551	1,131	732
NET LOSS FOR THE PERIOD	$7,215	$4,944	$3,644	$3,133

Net loss per common share - basic and diluted	$(0.035)	$(0.068)	$(0.017)	$(0.040)

Weighted average number of common shares outstanding during the period - basic and diluted	210,663,024	72,482,628	225,772,114	79,543,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET LOSS	$7,215	$4,944	$3,644	$3,133
Other comprehensive income loss, net of tax:
Currency translation adjustments	(46)	—	(26)	—
TOTAL COMPREHENSIVE LOSS	$7,169	$4,944	$3,618	$3,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of Shares	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholder’ deficiency
	Shares	Amount

BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$20	(28)	—	$39,764	$(44,701)	$(3,689)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2016 (Unaudited):
Extinguish of liability upon shares issuance	7,103,467	7				627		634
Issuance of shares for services	3,500,000	4				258		262
Issuance of common stock, net of issuance costs	37,315,232	36	(20)			573		589
Issuance of common stock in respect of issuance of convertible notes	13,930,742	14				1,031		1,045
Exercise of warrants	700,000	1				40		41
Comprehensive loss					46		(7,215)	(7,169)
BALANCE AT JUNE 30, 2016 (Unaudited)	243,051,884	$1,318	$—	$(28)	$46	$42,293	$(51,916)	$(8,287)

	Common Stock, $0.001 Par Value		Proceeds on account of Shares	Additional paid-in Capital	Accumulated deficit	Total Stockholder’ deficiency
	Shares	Amount

BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,256)	$(447)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2015 (Unaudited):
Share based compensation				158		158
Issuance of common stock, net of issuance expenses	2,169,760	2		249		251
Issuance of shares for services	20,357,035	20		1,316		1,336
Issuance of common stock in respect of issuance of convertible notes	39,962,236	40		1,196		1,236
Issuance of convertible debentures containing a beneficial conversion feature				181		181
Net loss for the period					(4,944)	(4,944)
BALANCE AT JUNE 30, 2015 (Unaudited)	113,614,075	$1,189	$20	$38,762	$(42,200)	$(2,229)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended June 30
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,215)	$(4,944)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation expenses	369	158
Depreciation	749	3
Amortization of intangible assets	48	—
Equity in losses on nonconsolidated subsidiary	—	(19)
Expense in respect of convertible notes and loans	899	1,421
Non-cash interest	258	—
Changes in Warrants to issue shares	960	—
Issuance of shares for services	262	1,336
Projects costs expensed	—	469
Decrease in trade account receivables	611	—
Decrease (increase) in other current assets	(11)	107
Increase in other long term assets	(76)	—
Decrease in accounts payables	2,313	60
Increase in other account payables	(1,433)	54
Increase in Deferred revenues	—	1,553
Net cash provided by (used in) operating activities	(2,266)	198
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18)	(1)
Net cash used in investing activities	(18)	(1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	50	461
Payment of loans and convertible debentures	(1,022)	(963)
Proceeds from issuance of shares and warrants	1,752	242
Proceeds from exercise of warrants	41	—
Proceeds from issuance of convertible debenture	—	212
Net cash provided by financing activities	821	(48)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,463)	149

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	11	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,732	118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,280	$267
NON-CASH TRANSACTION:
Extinguish of debt upon shares issuance	411	—
Deferred net equity in joint ventures	1,493	3,256
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$360	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corp. (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

As of June 30, 2016, Johnstonsphere had not commenced operations.

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

On December 14, 2015, and pursuant to a Share Purchase Agreement, dated May 14, 2015 (the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia (formerly called Bluesphere Italy S.r.l.) (“Bluesphere Pavia”), and Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Share Purchase Agreement, the Company to pay $5,646,628 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. Fifty percent (50%) of the Purchase Price, adjusted for certain post-closing adjustments and closing costs, in the amount of $2,143,181 (€1,952,858) was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The portion of the Purchase Price paid at closing was primarily financed by a loan of $3,149,081 (€2,900,000) pursuant to the Helios Loan Agreement whereas the Company repaid $342,192 (€310,204) during the six months ended June 30, 2016.

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA (continued)

On or around December 2, 2015, the Company also received funds to finance a portion of the Purchase Price in the amount of $80,000 from a company in which a director of the Company serves as an officer. Such amount was not repaid as of June 30, 2016 and is classified as short-term debentures, notes and loans.

In accordance with a Framework EBITDA Guarantee Agreement, dated July 17, 2015 (the “EBITDA Agreement”), between the Company and Austep S.p.A. (“Austep”), Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, Austep will guarantee a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of $4,082,946 (€3,760,000) from the four SPVs. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive half of the revenue in excess of these levels.

NOTE 4 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the six and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The September 30, 2015 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2016, the Company had approximately $1,280,000 in cash and cash equivalents, approximately $14,456,000 in negative working capital, a stockholders’ deficit of approximately $8,287,000 and an accumulated deficit of approximately $51,916,000. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities. The Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the Company conducted an offering (the “February Offering”) consisting of (a) up to USD $1,925,000 of the Company’s shares of common stock, par value $0.001 per share (“Common Stock”), priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the February Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the subscriber (the “February Warrants”, together with the shares of Common Stock subscribed for, the “February Securities”). The February Securities have been offered pursuant to subscription agreements with each investor (the “February Subscription Agreement”). In addition to other customary provisions, each February Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the February Offering, including all shares of Common Stock underlying the February Warrants, within 60 days of the closing of the February Offering. The February Warrants are exercisable for 5 years from the date of issuance at $0.10 per share, include an option by which the holder may exercise the February Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On February 15, 2016, the Company completed the only closing of the February Offering, representing aggregate gross proceeds to the Company of $1,925,000. In connection with the closing, the Company and subscribers entered into (a) February Subscription Agreements for, in the aggregate, 35,000,000 shares of Common Stock at $0.055 per share, and (b) February Warrants to purchase, in the aggregate, up to 17,500,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $933,358 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – COMMON SHARES (continued)

The Company engaged Maxim Group LLC (“Maxim”) to assist in the February Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the February Offering, warrants to purchase, in the aggregate, up to 2,800,000 shares of Common Stock at an exercise price of $0.0605 per share and to purchase, in the aggregate, up to 1,400,000 shares of Common Stock at an exercise price of $0.11 per share. The Company has estimated the fair value of such warrants at a value of $224,413 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

On March 15, 2016, the Company issued 85,000 shares of common stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $5,687.

On April 13, 2016, the Company issued 1,000,000 shares of common stock of the Company to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. On June 13, 2016 and per the consulting agreement the Company issued an additional 1,000,000 shares of common stock as a service bonus since the agreement was not terminated prior to June 9, 2016. The Company has estimated the fair value of such shares, and recorded an expense of $165,400.

On April 13, 2016, we issued an aggregate of 875,000 shares of our common stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management services.

On May 18, 2016, a 1.5-year warrant to purchase shares of common stock, dated May 4, 2015, was exercised into 700,000 shares of common stock at an exercise price of $0.058 per share, for total consideration of $40,235.

On June 2, 2016, the Company issued 13,930,742 shares of common stock in consideration for loans in the amount of $145,526 that were received to finance a portion of the acquisitions of one hundred percent (100%) of the SPVs.

On June 13, 2016, the Company issued 7,103,467 shares of common stock of the Company to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Incentive Plan”) and the Company’s Global Share Incentive Plan (2010). The Company has estimated and recorded the fair value of such shares as an expense of $585,326 which was recorded through the vesting periods.

On June 13, 2016, the Company issued 850,000 shares of common stock of the Company to a consultant in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management. The Company has estimated the fair value of such shares, and recorded an expense of $72,625.

On June 26, 2016, the Company issued 500,000 shares of common stock of the Company in order to complete its obligations under the Share Purchase Agreement from 2015.

NOTE 9 – WARRANTS, DEBENTURES AND NOTES

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

BLUE SPHERE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – WARRANTS, DEBENTURES AND NOTES (continued)

Senior Debentures Offering

Beginning in November 2015, the Company conducted an offering (the “Debenture Offering”) of up to $3,000,000 of the Company’s Senior Debentures (the “Debentures”) and warrants (the “Debenture Offering Warrants”, together with the “Debentures”, the “Debenture Offering Securities”) to purchase up to 8,000,000 shares of Common Stock in proportion to each Subscriber’s subscription amount relative to the total offering amount, with 50% of the Debenture Offering Warrants exercisable at a price per share of $0.05 and the other 50% of the Debenture Offering Warrants exercisable at price per share of $0.075.

The Debentures bear interest at 11%, paid quarterly, and mature in two years. The Debentures are secured by a pledge agreement between the Company and each investor, whereby the Company pledged as collateral up to 49% of its shares of common stock in Eastern Sphere, Ltd., our wholly-owned subsidiary (the “Pledge Agreement”). The Pledge Agreement further provides that the Company’s obligations under the Debentures rank senior to all other indebtedness of Blue Sphere Corporation, but are subordinate to all indebtedness and liabilities of its subsidiaries and project-level operating entities. The Debenture Offering Warrants are exercisable for 5 years from the date of issuance, with 50% exercisable at $0.05 per share and 50% exercisable at $0.075 per share

The November 2015 Warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $208,597 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

The Debenture Offering Securities were offered pursuant to subscription agreements with each investor (the “Debenture Offering Subscription Agreement”). Pursuant to the Debenture Offering Subscription Agreements, the investors in the Debenture Offering shall have the right to collectively designate one observer or member to the Company’s Board of Directors.

On December 23, 2015, the Company completed the closing of the Debenture Offering and entered into Debenture Offering Subscription Agreements with investors representing aggregate gross proceeds to the Company of $3,000,000.

The Company engaged Maxim Group LLC to assist in the Debenture Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the Debenture Offering and warrants to purchase, in the aggregate, up to 4,480,000 shares of Common Stock at an exercise price of $0.06875 per share. The Company has estimated the fair value of such warrants at a value of $116,599 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

NOTE 10 – SUBSEQUENT EVENTS

In June and July 2016, we conducted an offering (the “June Offering”) consisting of (a) up to USD $3,000,000 of our shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace on the trading day prior to each respective closing of the June Offering, and (b) five-year warrants (the “June Warrants”, together with the shares of Common Stock subscribed for, the “June Securities”) to purchase shares of Common Stock in an amount equal to one hundred percent (100%) of the number of shares of Common Stock so purchased by the subscriber, with an exercise price equal to the per share price of the Common Stock or $0.011 per share, whichever is greater. The June Offering consisted of one or more closings, with the last closing to occur on or before July 26, 2016, or as extended by the Company in is sole discretion. The June Securities were offered pursuant to subscription agreements with each subscriber (the “June Subscription Agreement”). In addition to other customary provisions, each June Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the June Offering, including all shares of Common Stock underlying the June Warrants, within twenty (20) days of the final closing of the June Offering. Each June Subscription Agreement also provides that if, during the period beginning on the date of the first closing of the June Offering and ending on the six month anniversary thereof, the Company completes (a) a subsequent closing of the June Offering or (b) a public or private offering and sale of USD $1,000,000 or more of Common Stock or warrants to purchase Common Stock, where such subsequent closing or offering, as applicable, provides for material deal terms and conditions more favorable than are contained in such June Subscription Agreement, then the June Subscription Agreement will be deemed modified to provide the applicable subscriber with the more favorable deal terms and conditions, and the Company will take all reasonable steps necessary to amend the June Securities and/or issue new securities to the applicable subscriber reflecting such more favorable material deal terms and conditions (the “June MFN Rights”). The June Warrants are exercisable for five years from the date of issuance, include an option by which the holder may exercise the June Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms.

On July 26, 2016, the Company completed closings of the June Offering, both such closings representing aggregate gross proceeds to the Company of USD $1,370,000. In connection with both closings, the Company and subscribers entered into (a) June Subscription Agreements for 18,266,668 shares of Common Stock at $0.075 per share, and (b) June Warrants to purchase up to 18,266,668 shares of Common Stock at an exercise price of $0.11 per share. The subscriber in the July 7, 2016 closing received an adjustment to its June Securities pursuant to its June MFN Rights. The June Offering ended on July 26, 2016.

The Company engaged Maxim Group LLC to assist in the June Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, in connection with both closings, Maxim received commissions equal to 4.44% of the gross proceeds raised, warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.0825 per share, and warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.121 per share.

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

We have also entered into nonbinding letters of intent to acquire additional biogas facilities in Italy and construct and develop waste-to-energy facilities in the Netherlands, and we continue to evaluate a pipeline of similar projects in a less mature phase.

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

Results of Operations – For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Revenues for the three-month period ended June 30, 2016 were $1,303,000, as compared to $0 for the three-month period ended June 30, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

Cost of Revenues

Cost of revenues for the three-month period ended June 30, 2016 were $1,008,000, as compared to $0 for the three-month period ended June 30, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2016 were $2,809,000, as compared to $2,439,000 for the three-month period ended June 30, 2015. The increase is mainly attributable to direct expenses related to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia, and general and administrative expenses of Bluesphere Pavia.

Net Loss

We incurred a net loss of $3,644,000 for the three-month period ended June 30, 2016, as compared to a net loss of $3,133,000 for the three-month period ended June 30, 2015. The increase in net loss is mainly attributable to the results of operations of Blueshpere Pavia, increase in financial expenses and increase of our general and administrative expenses as detailed above.

Results of Operations – For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Revenues for the six-month period ended June 30, 2016 were $2,706,000, as compared to $0 for the six-month period ended June 30, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

Cost of Revenues

Cost of revenues for the six-month period ended June 30, 2016 were $2,323,000, as compared to $0 for the six-month period ended June 30, 2015. The increase is attributable to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2016 were $4,590,000, as compared to $3,450,000 for the six-month period ended June 30, 2015. The increase is mainly attributable to direct expenses related to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia, and general and administrative expenses of Bluesphere Pavia.

Net Loss

We incurred a net loss of $7,215,000 for the six-month period ended June 30, 2016, as compared to a net loss of $4,944,000 for the six-month period ended June 30, 2015. The increase in net loss is mainly attributable to the results of operations of Blueshpere Pavia, increase in financial expenses and increase of our general and administrative expenses as detailed above.

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

Intangible assets consist of non-monetary and separately identifiable assets that can be controlled and are expected to generate future economic benefits. Such assets are recognized at acquisition and/or production cost, including directly attributable expenses to make the asset ready for use, net of accumulated amortization charges and any impairment losses. Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives and are tested for impairment when circumstances indicate that the carrying value may be impaired. The amortization period and the amortization method for intangible assets with a finite useful lives are reviewed at least at each reporting date.

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

As of June 30, 2016, we had cash and cash equivalents of $1,280,000, as compared to $161,000 as of September 30, 2015. As of June 30, 2016, we had a working capital deficit of $14,456,000, as compared to $7,542,000 as of September 30, 2015. The increase in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $3,975,000, increase in our current maturities of long term loans in the amount of $1,678,000, increase in our accounts payables in the amount of $3,417,000 and increase in our other accounts payable and liabilities in the amount of $636,000.

Net cash used in operating activities was $2,266,000 for the six-month period ended June 30, 2016, as compared to cash from operating activities of $198,000 for the six-month period ended June 30, 2015.

Net cash used in investing activities was $18,000 for the six-month period ended June 30, 2016, as compared to net cash used in investing activities of $1,000 for the six-month period ended June 30, 2015.

Net cash provided by financing activities was approximately $821,000 for the six-month period ended June 30, 2016, as compared to approximately $48,000 used in financing activities for the six-month period ended June 30, 2015.

We have principally financed our operations through the sale of our common stock and warrants and the issuance of convertible debt, including the Debenture Offering, February Offering and June Offering described in the notes to the condensed consolidated financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

As at June 30, 2016, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three months ended June 30, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2016. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered sales of equity securities

On April 13, 2016, we issued 1,000,000 shares of common stock of the Company to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. On June 13, 2016, pursuant to the consulting agreement, we issued an additional 1,000,000 shares of common stock as a service bonus since the agreement was not terminated prior to June 9, 2016.

On April 13, 2016, we issued an aggregate of 875,000 shares of our common stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management services.

On May 18, 2016, a 1.5-year warrant to purchase shares of common stock, dated May 4, 2015, was exercised into 700,000 shares of common stock at an exercise price of $0.058 per share, for total consideration of $40,235.

On June 2, 2016, we issued 13,930,742 shares of common stock in connection with an offering of common stock and pursuant to subscription agreements dated December 2, 2015, the proceeds of which were used to finance a portion of the acquisitions of one hundred percent (100%) of the SPVs.

On June 13, 2016, we issued 7,103,467 shares of common stock of the Company to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014) and the Company’s Global Share Incentive Plan (2010).

On June 13, 2016, we issued 850,000 shares of common stock of the Company to a consultant in consideration for investment banking, business and financial consulting, investor relations and communications and operational executive management.

On June 26, 2016, we issued 500,000 shares of common stock of the Company in full satisfaction of certain obligations under a subscription agreement.

The transactions described above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering.

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

Our share repurchase activity during the three months ended June 30, 2016 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
April 1 to April 30	0	—	0	$471,672
May 1 to May 31	0	—	0	$471,672
June 1 to June 30	0	—	0	$471,672
Total:	0	—	0	$471,672

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 26, 2016, the Company completed a closing of the June Offering, representing aggregate gross proceeds to the Company of USD $370,000. In connection with the closing, the Company and subscribers entered into (a) June Subscription Agreements for an aggregate of 4,933,334 shares of common stock at $0.075 per share, and (b) June Warrants to purchase up to 4,933,334 shares of common stock at an exercise price of $0.11 per share. The subscriber in the July 7, 2016 closing also received an adjustment to its June Securities pursuant to its June MFN Rights, in the amount of 833,334 additional shares of our common stock and June Warrants to purchase up to an additional 833,334 shares of our common stock.

The June Offering ended on July 26, 2016, resulting in aggregate gross proceeds to the Company of USD $1,370,000. In connection with all closings of the June Offering, the Company and subscribers entered into, in the aggregate and as adjusted for the June MFN Rights, (a) June Subscription Agreements for 18,266,668 shares of our common stock at $0.075 per share, and (b) June Warrants to purchase up to 18,266,668 shares of our common stock at an exercise price of $0.11 per share.

The Company engaged Maxim Group LLC to assist in the June Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, in connection with both closings, Maxim received commissions equal to 4.44% of the gross proceeds raised, warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.0825 per share, and warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.121 per share.

The foregoing description of the June Subscription Agreements and the June Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of the forms of the June Subscription Agreement and June Warrant filed as Exhibits 10.1 and 10.2 to this quarterly report, respectively, and incorporated herein by reference.

The representations, warranties and covenants contained in the June Subscription Agreement were made solely for the benefit of the parties to the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the form of June Subscription Agreement is incorporated herein by reference only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other U.S. Securities and Exchange Commission (“SEC”) filings.

ITEM 6. EXHIBITS.

No.	Description

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013 (1)

3.2	Amended and Restated Bylaws, dated June 17, 2015 (2)

10.1	Form of June Subscription Agreement (3)

10.2	Form of June Warrant (3)

10.3*	Services Agreement, effective as of May 1, 2016, between Blue Sphere Corporation and Mr. Ran Daniel (4)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 3, 2013.

(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 17, 2015.

(3)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 8, 2016.

(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 4, 2016.

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
Date: August 8, 2016

By:	/s/ Ran Daniel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 8, 2016

