Form 10-Q/A
period 2015-12-31
BLUE SPHERE CORP.
filed 2016-11-21
CIK 1419582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTES

Explanatory Note 1

On May 18, 2015, Blue Sphere filed a Current Report on Form 8-K reporting that it had entered into an agreement to acquire one hundred percent (100%) of the share capital of four entities, Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. (collectively, the “SPVs”), that own and operate anaerobic digestion biogas plants for the production of electricity located in Italy (the “May Form 8-K”). The closing of the acquisition of the SPVs was subject to certain conditions precedent, as more fully described in the May Form 8-K, but which included obtaining consent from the acquired parties’ creditor to the acquisition and the resulting change of control, and securing a mezzanine loan facility. Upon attainment of the conditions precedent, the Company closed the acquisition of the SPVs on December 14, 2015 and filed a Current Report on Form 8-K on December 17, 2015 reporting that it had consummated the acquisition of the SPVs.

On February 22, 2016, Blue Sphere filed a transition report on Form 10-Q for the transition period from October 1, 2015 to December 31, 2015 (the “Transition Report”). As explained in the Transition Report, the interim financial statements and notes thereto contained in the Transition Report were not reviewed by an independent registered public accounting firm in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934. On May 23, 2016 the Company filed Amendment No. 1 on Form 10-Q/A to (i) file interim financial statements for the transition period from October 1, 2015 to December 31, 2015 that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d) and (ii) amend and restate Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Transition Report based on the interim financial statements. In addition, the Company has updated the “Explanatory Notes,” the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1 and Exhibits 31.2 and 32.2, respectively, and the Company’s financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. As explained in the Transitional Quarterly Report as amended, the interim financial statements and notes contained in the Amended Transitional Quarterly Report, the Company accounted for the acquisition of the SPVs using the purchase method of accounting. Under this method, the Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of the purchase price amount being allocated to goodwill.

The Company is filing this Amendment No. 2 (this “amendment”) on Form 10-Q/A to (i) file interim financial statements for the transition period from October 1, 2015 to December 31, 2015 to reflect the restatement of its consolidated financial statements for the transition period from October 1, 2015 to December 31, 2015 due to the application of the equity method of accounting for the investments in Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. (each, an “SPV” and collectively, the “SPVs”). The Company applied the equity method because the Framework EBITDA Guarantee Agreement between the SPVs and Austep S.p.A. (“Austep”), whereby Austep operates, maintains and supervises each biogas plant, prevents the Company from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. The Company believes that, while the financial statements reflect substantial modifications, the revenues and expenses previously reported are now reflected in a line item for the Company’s non-consolidated wholly-owned subsidiaries and the modifications result in no impact to the Company's operational results. Therefore the modifications are substantially a matter of presentation.

In addition, this amendment includes modifications (i) to reclassify the proceeds from an offering which were previously recorded as current liability as proceeds on account of shares in Shareholders Deficiency, (ii)  to reflect the effects of accounting and reporting errors in calculation of Share based compensation, shares for services and other expense, and (iii) to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the transitional fiscal quarter ended December  31, 2015 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at December 31, 2015 which will be remediated by the end of the fiscal year ending December 31, 2016. These accounting and reporting errors and the related adjustments resulted in an overstatement of net loss of $9 thousand for the transition period from October 1, 2015 to December 31, 2015 and an understatement of proceeds on account of shares of $145 thousand, an understatement of additional paid-in capital of $49 thousand and understatement of accumulated deficit of $9 thousand as of December 31,2015.

Except as described above, this Amendment No. 2 on Form 10-Q/A does not amend any other information set forth in the Transition Report. However, for the convenience of the reader, this Amendment No. 2 on Form 10-Q/A restates in its entirety, as amended, the Transition Report. This Amendment No. 2 on Form 10-Q/A is presented as of the filing date of the Transition Report and does not reflect events occurring after that date, or modify or update information in the Transition Report, except as described above.

This Amendment No. 2 on Form 10-Q/A is being filed concurrently with the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2016, Amendment No. 2 on Form 10-Q/A for the there -month period ended March 31, 2016 and Amendment No. 1 on Form 10-Q/A for the there -month period ended June 30, 2016.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

BLUE SPHERE CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

UNAUDITED

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31,	September 30,
	2015	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,888	$161
Other current assets	1,415	21
Total current assets	3,303	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	30	31
INVESTMENTS IN JOINT VENTURES	7,570	4,952
INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES	4,993	—

Total assets	$15,896	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$549	$32
Accounts payables	124	58
Other accounts payable and liabilities	1,083	1,200

Deferred revenues from joint ventures	9,052	6,434
Total current liabilities	10,808	7,724

LONG TERM BANK LOANS	127	135

LONG TERM LOANS	5,543	—

DEBENTURES	2,360	—

WARRANTS TO ISSUE SHARES	544	—

STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2015 and September 30, 2015. Issued and outstanding: 180,502,443 shares and 167,952,595 shares at December 31, 2015 and September 30, 2015, respectively	1,256	1,244
Proceeds on account of shares	165	20
Treasury shares	(28)	(28)
Additional paid-in capital	39,813	39,474
Accumulated deficit	(44,692)	(43,404)
Total Stockholders’ Deficiency	(3,486)	(2,694)
Total liabilities and Stockholders’ Deficiency	$15,896	$5,165

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	December 31
	2015	2014
	(Unaudited)	(Unaudited)

OPERATING EXPENSES
General and administrative expenses	$1,106	827
Other losses		19
OPERATING LOSS	1,106	846
FINANCIAL EXPENSES, net	144	468
EQUITY LOSSES IN NON-CONSOLIDATED SUBSIDIARIES	38
NET LOSS FOR THE PERIOD	$1,288	$1,314

Net loss per common share - basic and diluted	$(0.007)	$(0.026)

Weighted average number of common shares outstanding during the period - basic and diluted	177,011,554	51,031,823

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of Shares	Treasury Shares	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency
	Shares	Amount

BALANCE AT SEPTEMBER 30, 2015 (audited)	167,952,595	$1,244	$20	(28)	$39,474	$(43,404)	$(2,694)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2015 (Unaudited):
Issuance of shares for services	2,435,000	2			134		136
Issuance of common stock, net of issuance costs	10,114,848	10			205		215
Proceeds on account of shares	—	—	145	—	—	—	145
Net loss for the period						(1,288)	(1,288)
BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$165	$(28)	$39,813	$(44,692)	$(3,486)

	Common Stock, $0.001 Par Value		Proceeds on account of Shares	Additional paid-in Capital	Accumulated deficit	Total Stockholders deficiency
	Shares	Amount

BALANCE AT SEPTEMBER 30, 2014 (audited)	50,109,036	$1,126	$20	$35,106	$(35,942)	$310
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 2014 (unaudited):
Share based compensation				97		97
Issuance of shares for services	544,041	1		93		94
Issuance of common stock in respect of issuance of convertible notes	471,967	—		44		44
Issuance of convertible debentures containing a beneficial conversion feature				322		322
Net loss for the period					(1,314)	(1,314)
BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,256)	$(447)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended December 31
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,288)	$(1,314)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	—	97
Depreciation	1	1
Equity losses in nonconsolidated subsidiary	38	19
Expenses in respect of convertible notes and loans	26	422
Changes in Warrants to issue shares	219	—
Issuance of shares for services	136	94

Increase in other current assets	(1,394)	(21)
Increase (decrease) in accounts payables	66	(5)
Increase (decrease) in other account payables	71	(3)
Net cash used in operating activities	(2,125)	(710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated subsidiary	(2,143)	(24)
Purchase of property and equipment	—	(36)
Net cash used in investing activities	(2,143)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	3,183	37
Proceeds from issuance of debenture and warrants	2,672	—
Loans repaid	(5)	(7)
Proceeds on account of shares	145
Proceeds from issuance of convertible debenture	—	560
Net cash provided by financing activities	5,995	590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,727	(180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161	298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,888	$118

NON-CASH TRANSACTION:
Deferred net equity in joint ventures	2,618	—
Loans exercised into equity	188	—
Increase Investment in nonconsolidated subsidiary in consideration of Long Term Loan.	4,236	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4	$—

BLUE SPHERE CORPORATION

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

NOTE 2 – GENERAL

Blue Sphere Corporation (“the Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), Binosphere Inc (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), and Sustainable Energy Ltd. (“SEL”), is focused on project integration in the clean energy production and waste to energy markets.

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

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA

On December 14, 2015 (“Closing Date”), and pursuant to a Share Purchase Agreement, dated May 14, 2015 ( the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia, and Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Share Purchase Agreement, the Company to pay $5,646,628 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. The Purchase Price for each SPV was determined based on a Base Line EBITDA guaranteed by the Sellers and an Equity IRR Target calculated on the Purchase Price of no less than twenty-five percent (25%). Fifty percent (50%) of the Purchase Price, adjusted for certain post-closing adjustments and closing costs, in the amount of $2,143,181 (€1,952,858) was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The remaining fifty percent (50%) of the Purchase Price, prior to and after closing date, and any variation of EBITDA results in the 18 months following the closing date, will be promised by a note from each Seller, to be paid on the third anniversary of the closing, along with interest on the unpaid balance due at an annual rate of two percent (2%).

On August 18, 2015, the Company and two of its wholly-owned subsidiaries, Eastern and Bluesphere Pavia, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”). Under the Helios Loan Agreement, Helios will make up to $5,646,628 (€5,000,000) available to Bluesphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SVPs acquired, (b) eighty percent (80%) of the total required investment of up to three SVPs subsequently acquired, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SVP acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Helios may, within 90 days of a closing, require repayment of ten percent (10%) of the relevant loan and broker fees. If no such repayment is required, Helios may reduce the amount of its commitment to finance the acquisitions of the three additional SVPs to seventy to eighty percent (70-80%) of the total required investment. Helios’s commitment to provide any loan under the Helios Loan Agreement that is not utilized by June 30, 2016 will automatically cancel, unless extended in writing by Helios.

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

In accordance with a Framework EBITDA Guarantee Agreement, dated July 17, 2015 (the “EBITDA Agreement”), between the Company and Austep S.p.A. (“Austep”), Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, Austep will guarantee a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of $4,082,946 (€3,760,000) from the four SPVs. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive 90% of the revenue more than these levels.

The Company applied the equity method of accounting for those investments because the Framework EBITDA Guarantee Agreement between the Company and Austep whereas Austep operates, maintains and supervises each biogas plants prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations.

BLUE SPHERE CORPORATION

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

b.	Investment in non-consolidated and affiliated companies

Investments in non-consolidated and affiliated companies that are not controlled but over which the Company can exercise significant influence (generally, entities in which the Company holds approximately between 20% to 100% of the voting rights of the investee) are presented using the equity method of accounting. Profits on intercompany sales, not realized outside the Company, are eliminated. The Company discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and the Company has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate.

Investments in preferred shares, which are not in substance common stock, are recorded on a cost basis according to ASC 323-10-15-13, “Investments - Equity Method and Joint Ventures - In-substance Common Stock” and ASC 323-10-40-1, “Investment -Equity Method and Joint Ventures - Investee Capital Transactions”.

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

c.	Intangible Assets

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

d.	Long-Lived Assets

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2015, the Company had approximately $1,888 thousand in cash and cash equivalents, approximately $7,879 thousand in negative working capital, a stockholders’ deficit of approximately $3,486 thousand and an accumulated deficit of approximately $44,692 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

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

NOTE 8 – COMMON SHARES:

On October 21, 2015 the Company issued 10,114,848 shares of common stock of the Company for the aggregate purchase price of $214,527. Such issuance was made pursuant to the April 15, 2015, Subscription Agreement with Dr. Borenstein Ltd. (the “April Borenstein Subscription Agreement”).

On October 12, 2015, the Company issued 375,000 shares of common stock to a consultant in respect of its general advisory services and strategic planning consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $22,586.

On October 26, 2015, the Company issued 690,000 shares of common stock to a consultant in respect of his consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $25,803.

On December 2, 2015, the Company issued 625,000 shares of common stock to a consultant in respect of his consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $43,411.

On December 2, 2015, the Company issued 745,000 shares of common stock to a consultant in respect of his consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $16,544.

In July 2015, the Company conducted a private placement of up to $250,000 of the company’s common stock at $0.0176 per share to certain accredited investors (the “July 2015 Offering”). On December 2, 2015, the Company closed on the July Offering, resulting in gross proceeds to the Company of $225,526, and agreed to issue 21,588,871 shares of our common stock at $0.0104 per share (the “July 2015 Shares”), pursuant to certain subscription agreements (the “July Offering Subscription Agreements”). All investors in the July Offering were part of group led by a member of our Board of Directors, and one of the investors included a company in which he is the chief executive officer, but has no equity interest. The proceeds to the Company of the July Offering were received in December 2015, and were used to finance a portion of the closing of the acquisitions of the purchase of the SPVs by Blueshpere Pavia.

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

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – SUBSEQUENT EVENTS:

On January 26, 2016 the Company issued 1,000,000 shares of Common Stock of the Company to a consultant in consideration of $20,000 for financial consulting services.

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

We are evaluating, developing or operating, as applicable, the following projects:

United States

●	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant
●	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Italy

●	Soc. agr. AGRICERERE srl – Tromello (Pavia) 999 KW Plant
●	Soc. agr. AGRIELEKTRA srl – Alagna (Pavia) 999 KW Plant
●	Soc. agr. AGRISORSE srl - Girls (Pavia) 999 KW Plant
●	Soc. agr. GEFA srl – Dorno (Pavia) 999 KW Plant
●	Soc. agr. SAMMARTEIN srl – San Martino in Rio (Reggio Emilia) 999 KW Plant
●	Soc. agr. ER srl – Aprilia (Latina) 999 KW Plant
●	Soc. agr. BIOENERGIE SRL – Aprilia (Latina) 999 KW Plant

Israel

●	Ramat Chovav Waste to Energy Anaerobic Digester 5.0 MW Plant

Results of Operations – For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

General

On December 14, 2015, our wholly-owned subsidiary, Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”). Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Our results of operation and have been significantly affected by this transaction. The Company applied the equity method of accounting for those investments because the Framework EBITDA Guarantee Agreement between the Company and Austep whereas Austep operates, maintains and supervises each biogas plants prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations.

Deferred Revenue

$1,481,900 of development fees and reimbursements for the North Carolina and Rhode Island projects are recorded as deferred revenue. Upon successful completion of the projects, this amount will be recorded as revenue.

General and Administrative Expenses

General and administrative expenses for the three-month period ended December 31, 2015 were $1,106,000 as compared to $827,000 for the three-month period ended December 31, 2014.

Net Loss

We incurred a net loss of $1,288,000 for the three-month period ended December 31, 2015, as compared to a net loss of $1,314,000 for the three-month period ended December 31, 2014.

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

b.	Investment in non-consolidated and affiliated companies

Investments in non-consolidated and affiliated companies that are not controlled but over which the Company can exercise significant influence (generally, entities in which the Company holds approximately between 20% to 100% of the voting rights of the investee) are presented using the equity method of accounting. Profits on intercompany sales, not realized outside the Company, are eliminated. The Company discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and the Company has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate.

Investments in preferred shares, which are not in substance common stock, are recorded on a cost basis according to ASC 323-10-15-13, “Investments - Equity Method and Joint Ventures - In-substance Common Stock” and ASC 323-10-40-1, “Investment -Equity Method and Joint Ventures - Investee Capital Transactions”.

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

c.	Intangible Assets

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

d.	Long-Lived Assets

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

As of December 31, 2015, we had cash of $1,888,000, as compared to $161,000 as of September 30, 2015. As of December 31, 2015, we had a working capital deficit of $7,879,000 as compared to deficit of $7,542,000 as of September 30, 2015. The increase in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $2,618,000 and increase in our current maturities of long term loans in the amount of $517,000. The increase in our working capital deficit was mitigated by increase in our current assets in the amount of $1,394,000 and increase in our cash in the amount of $1,727,000.

Net cash used in operating activities was $2,125,000 for the three-month period ended December 31, 2015, as compared to $710,000 for the three-month period ended December 31, 2014.

Net cash flows used in investing activities was $2,143,000 for the three-month period ended December 31, 2015, as compared to net cash flows used in investing activity of $60,000 for the three-month period ended December 31, 2014. The increase in cash used in investing activities is due to the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l .

Net cash flows provided by financing activities was approximately $5,995,000 for the three-month period ended December 31, 2015, as compared to approximately $590,000 for the three-month period ended December 31, 2014. The increase in cash provided by financing activities was mainly attributable to our $3 million offering of senior debentures and warrants, as further described in our Form 8-K filed with the SEC on December 28, 2015, and loans received in connection with the acquisition of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l.

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

Our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2015 as a result of material weaknesses we identified in our internal control over financial reporting relating to maintenance of effective controls over the completeness and accuracy of accounts payable, accrued expenses and other expenses. Specifically, controls over cut-off and completeness of accounts payable and accrued expenses were insufficient to ensure that invoices from certain vendors and service providers were recorded and properly evaluated at period end.  This control deficiency resulted in audit adjustments to the transition report for transition period from October 1, 2015 to December 31, 2015. This control deficiency resulted in a misstatement of the Company’s accounts payables, accrued liabilities and General and Administration operating. Accordingly, management has determined that this control deficiency constitutes a material weakness. In response to the material weaknesses described above, we recruited a seasoned Chief Financial Officers and we began implementing and evaluating new internal controls over financial reporting and disclosure controls and procedures. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of known material weaknesses as expeditiously as possible.

Our management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at December  31, 2015 which will be remediated by the end of the fiscal year ending December 31, 2016 and is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and is developing procedures and controls to address it to the extent possible given limitations in financial and manpower resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, we issued 10,114,848 shares of common stock of the Company for the aggregate purchase price of $214,527. Such issuance was made pursuant to the April 15, 2015, Subscription Agreement with Dr. Borenstein Ltd. (the “April Borenstein Subscription Agreement”).

On October 12, 2015, we issued 375,000 shares of common stock to a consultant in respect of its general advisory services and strategic planning consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $22,586.

On October 26, 2015, we issued 690,000 shares of common stock to a consultant in respect of his consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $25,803.

On December 2, 2015, we issued 625,000 shares of common stock to a consultant in respect of his consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $43,411.

On December 2, 2015, we issued 745,000 shares of common stock to a consultant in respect of his consulting agreements with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $16,544.

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
Date: November 21, 2016

By:	/s/ Ran Daniel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: November 21, 2016