Form 10-Q/A
period 2016-03-31
BLUE SPHERE CORP.
filed 2016-11-21
CIK 1419582

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

On June 13, 2016 the Company filed Amendment No. 1 on Form 10-Q/A to (i) file the Quarterly Report Financial Statements that have been reviewed in accordance with SAS 100 as required by Rule 10-01(d) and (ii) amend and restate Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Quarterly Report based on the Quarterly Report Financial Statements filed herewith. In addition, the Company has updated the “Explanatory Note,” Item 2 of Part 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” Item 5 of Part 2, “Other Information”, the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1 and Exhibits 31.2 and 32.2, respectively, and the Company’s financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. As explained in the Quarterly Report as amended, the interim financial statements and notes contained in the Amended Quarterly Report (the “Quarterly Report Financial Statements”), the Company accounted for the acquisition of the SPVs using the purchase method of accounting. Under this method, the Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of the purchase price amount being allocated to goodwill.

The Company is filing this Amendment No. 2 (this “amendment”) on Form 10-Q/A to file interim financial statements for the period from January 1, 2016 to March 31, 2016 to reflect the restatement of its consolidated financial statements for the period from January 1, 2016 to March 31, 2016. The restatement reflects application of the equity method of accounting for those investments because the Framework EBITDA Guarantee Agreement between the Company and Austep S.p.A. (“Austep”), whereby Austep operates, maintains and supervises each biogas plant, prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. The Company is filing this Amendment No. 2 (this “amendment”) on Form 10-Q/A to (i) file interim financial statements for the period from January 1, 2016 to March 31, 2016 to reflect the restatement of its consolidated financial statements for the period from January 1, 2016 to March 31, 2016 due to the application of the equity method of accounting for the investments in Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. The Company applied the equity method because the Framework EBITDA Guarantee Agreement between the SPVs and Austep S.p.A. (“Austep”) whereas Austep operates, maintains and supervises each biogas plants prevents the Company from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. The Company believes that, while the financial statements reflect substantial modifications, the revenues and expenses previously reported are now reflected in a line item for the Company’s non-consolidated wholly-owned subsidiaries and the modifications result in no impact to the Company's operational results. Therefore the modifications are substantially a matter of presentation.

In addition, this amendment includes modifications (i) to reflect the interest expense on the unpaid balance of the Purchase Price due the acquisition of the SPVs, (ii) to reclassify the proceeds from an offering which were previously recorded as current liability as proceeds on account of shares in Shareholders Deficiency, (iii)  to reflect the effects of accounting and reporting errors in calculation of shares for services and other expense, and (iv) to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March  31, 2016 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at March  31, 2016 which will be remediated by the end of the fiscal year ending December 31, 2016. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $310 thousand for the period from January 1, 2016 to March 31, 2016 and an understatement of proceeds on account of shares of $145 thousand, an understatement of additional paid-in capital of $348 thousand, an overstatement of accumulated other comprehensive income of $15 thousand and overstatement of accumulated deficit of $301 thousand as of March 31, 2016.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2016	September 30, 2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,753	$161

Other current assets	1,803	21
Total current assets	3,556	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	86	31
OTHER LONG TERM ASSETS	9	—
INVESTMENTS IN JOINT VENTURES	7,981	4,952
INVESTMENTS IN NON CONSOLIDATED SUBSIDIARIES	4,550	—

Total assets	$16,182	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$346	$32
Accounts payables	37	58
Other accounts payable and liabilities	1,378	1,200

Deferred revenues from joint ventures	9,463	6,434
Total current liabilities	11,224	7,724

LONG TERM BANK LOANS	176	135

LONG TERM LOANS AND LIABILITIES	5,766	—

DEBENTURES	2,508	—

WARRANTS TO ISSUE SHARES	2,892	—
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2016 and September 30, 2015. Issued and outstanding: 217,127,443 shares and 167,952,595 shares at March 31, 2016 and September 30, 2015, respectively	1,293	1,244
Proceeds on account of shares	145	20
Treasury shares	(28)	(28)
Accumulated other comprehensive income	4	—
Additional paid-in capital	40,775	39,474
Accumulated deficit	(48,573)	(43,404)
Total Stockholders’ Deficiency	(6,384)	(2,694)
Total liabilities and Stockholders’ Deficiency	$16,182	$5,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative expenses	2,082	993
Other income	(102)	—
OPERATING LOSS	1,980	993
FINANCIAL EXPENSES, net	1,231	819
EQUITY LOSSES IN NON-CONSOLIDATED SUBSIDIARIES	670	—
NET LOSS FOR THE PERIOD	$3,881	$1,812

Net loss per common share - basic and diluted	$(0.020)	$(0.033)

Weighted average number of common shares outstanding during the period - basic and diluted	194,658,706	55,404,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Three months ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
NET LOSS	$3,881	$1,812
Other comprehensive income loss, net of tax:
Currency translation adjustments	(4)	—
TOTAL COMPREHENSIVE LOSS	$3,877	$1,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value
	Shares	Amount	Proceeds on amount of Shares	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$165	(28)	—	$39,813	$(44,692)	$(3,486)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2016 (Unaudited):
Issuance of shares for services	625,000	1				384		385
Issuance of common stock, net of issuance costs	36,000,000	36	(20)			578		594
Comprehensive loss					4		(3,881)	(3,877)
BALANCE AT MARCH 31, 2016 (Unaudited)	217,127,443	$1,293	$145	$(28)	$4	$40,775	$(48,573)	$(6,384)

	Common Stock, $0.001 Par Value		Proceeds on			Total
			account of	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	paid-in Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,255)	$(446)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2015 (Unaudited):
Share based compensation				55		55
Issuance of common stock, net of issuance expenses	609,039	1		81		82
Issuance of shares for services	8,114,867	8		879		887
Issuance of common stock in respect of issuance of convertible notes	9,963,717	10		474		484
Issuance of convertible debentures containing a beneficial conversion feature				181		181
Proceeds on account of shares not yet issued			15			15
Net loss for the period					(1,812)	(1,812)
BALANCE AT MARCH 31, 2015 (Unaudited)	69,812,667	$1,146	$35	$37,332	$(39,067)	$(554)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,881)	$(1,812)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	—	55
Depreciation	4	1
Equity losses in nonconsolidated subsidiaries	670	(19)
Expense in respect of convertible notes and loans	172	719
Changes in Warrants to issue shares	1,190	—
Issuance of shares for services	385	887

Decrease (increase) in other current assets	(169)	151
Increase in other long term assets	(9)	—
Increase (decrease) in accounts payables	(249)	22
Increase in other account payables	293	108
Net cash provided by (used in) operating activities	(1,594)	112
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	—
Net cash used in investing activities	(60)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	50	311
Payment of loans and convertible debentures	(288)	(476)
Proceeds from issuance of shares and warrants	1,752	82
Proceeds on account of shares	—	15
Proceeds from issuance of convertible debenture	—	212
Net cash provided by financing activities	1,514	144

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(140)	256

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	5	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,888	118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,753	$374
NON-CASH TRANSACTION:

Issuance expense paid through warrants issuance	225	—
Deferred net equity in joint ventures	411	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25	$—

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

On December 14, 2015 (“Closing Date”), and pursuant to a Share Purchase Agreement, dated May 14, 2015 (the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia, and Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

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

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA (continued)

In accordance with a Framework EBITDA Guarantee Agreement, dated July 17, 2015 (the “EBITDA Agreement”), between the Company and Austep S.p.A. (“Austep”), Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, Austep will guarantee a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of $4,082,946 (€3,760,000) from the four SPVs. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive ninety (90%) of the revenue in excess of these levels.

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2016, the Company had approximately $1,753,000 in cash and cash equivalents, approximately $7,668,000 in negative working capital, a stockholders’ deficit of approximately $6,384,000 and an accumulated deficit of approximately $48,573,000. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – COMMON SHARES

On January 26, 2016, the Company issued 1,000,000 shares of Common Stock pursuant to a subscription agreement dated June 12, 2015.

On February 1, 2016 the Company issued 540,000 shares of Common Stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $108,327.

In February 2016, the Company conducted an offering (the “Offering”) consisting of (a) up to USD $1,925,000 of the Company’s Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the subscriber (the “Warrants”, together with the shares of Common Stock subscribed for, the “Securities”).

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

BLUE SPHERE CORPORATION

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

On March 15, 2016, the Company issued 85,000 shares of common stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $5,685.

NOTE 9 – DEBENTURES AND NOTES

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

NOTE 10 – SUBSEQUENT EVENTS

On April 13, 2016 the Company issued 1,000,000 shares of Common Stock of the Company to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. The consulting agreement provides for the issuance of an additional 1,000,000 shares of common stock as a service bonus if the agreement is not terminated prior to June 9, 2016. The Company has estimated the fair value of such shares, and recorded an expense of $72,733.

On April 13, 2016, we issued an aggregate of 875,000 shares of Common Stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investor relations and communications services. The Company has estimated the fair value of such shares, and recorded an expense of $42,467.

On May 18, 2016, a 1.5-year warrant to purchase shares of Common Stock, dated May 4, 2015, was exercised into 700,000 shares of common stock at an exercise price of $0.058 per share, for total consideration of $40,600.

On June 2, 2016 the Company issued 13,930,742 shares of Common Stock in consideration of $145,526 that were received in December 2015 to finance a portion of the acquisitions of one hundred percent (100%) of the SPVs.

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

Results of Operations – For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

General

On December 14, 2015, our wholly-owned subsidiary, Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. (each, an “SPV” and collectively, the “SPVs”). Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Our results of operation and have been significantly affected by this transaction. The Company applied the equity method of accounting for those investments because the Framework EBITDA Guarantee Agreement between the Company and Austep S.p.A. (“Austep”) whereas Austep operates, maintains and supervises each biogas plants prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations.

Deferred Revenue

$1,481,900 of development fees and reimbursements for the North Carolina and Rhode Island projects are recorded as deferred revenue. Upon successful completion of the projects, this amount will be recorded as revenue.

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2016 were $2,082,000, as compared to $993,000 for the three-month period ended March 31, 2015.

Net Loss

We incurred a net loss of $3,881,000 for the three-month period ended March 31, 2016, as compared to a net loss of $1,812,000 for the three-month period ended March 31, 2015. The increase in net loss is mainly attributable to increase in Equity losses in nonconsolidated subsidiaries due to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

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

As of March 31, 2016, we had cash of $1,753,000 as compared to $161,000 as of September 30, 2015. As of March 31, 2016, we had a working capital deficit of $7,668,000, as compared to $7,542,000 as of September 30, 2015. The decrease in our working capital deficit is mainly attributable the increase in our deferred revenues from joint ventures in the amount of $3,029,000, increase in our other accounts payable and liabilities in the amount of $178,000 and increase in our current maturities of long term loans in the amount of $314,000. The increase in our working capital deficit was mitigated by the increase in our other current assets in the amount of $1,782,000 and increase in our cash in the amount of $1,592,000.

Net cash used in operating activities was $1,594,000 for the three-month period ended March 31, 2016, as compared to cash from operating activities of $112,000 for the three-month period ended March 31, 2015.

Net cash used in investing activities was $60,000 for the three-month period ended March 31, 2016, as compared to net cash used in investing activities of $0 for the three-month period ended March 31, 2015.

Net cash provided by financing activities was approximately $1,514,000 for the three-month period ended March 31, 2016, as compared to approximately $144,000 for the three-month period ended March 31, 2015. The increase in cash provided by financing activities was mainly attributable to an offering in February 2016 of $1,925,000 of our shares of common stock, together with warrants to purchase our common stock, in a private placement, as further described in our Form 8-K filed with the SEC on February 17, 2016. We have principally financed our operations through the sale of our common stock and the issuance of convertible debt.

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

Our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of March 31, 2016 as a result of material weaknesses we identified in our internal control over financial reporting relating to maintenance of effective controls over the completeness and accuracy of accounts payable, accrued expenses and other expenses. Specifically, controls over cut-off and completeness of accounts payable and accrued expenses were insufficient to ensure that invoices from certain vendors and service providers were recorded and properly evaluated at period end.  This control deficiency resulted in audit adjustments to the transition report for period from January 1, 2016 to March 31, 2016. This control deficiency resulted in a misstatement of the Company’s accounts payables, accrued liabilities and General and Administration operating. Accordingly, management has determined that this control deficiency constitutes a material weakness. In response to the material weaknesses described above, we recruited a seasoned Chief Financial Officers and we began implementing and evaluating new internal controls over financial reporting and disclosure controls and procedures. Though management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of known material weaknesses as expeditiously as possible.

Our management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at March  31, 2016 which will be remediated by the end of the fiscal year ending December 31, 2016 and is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and is developing procedures and controls to address it to the extent possible given limitations in financial and manpower resources

Changes in Internal Controls

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

On April 13, 2016, we issued an aggregate of 875,000 shares of our common stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investor relations and communications services.

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

ITEM 6. EXHIBITS.

No.	Description
10.1	Form of Securities Subscription Agreement, dated February 15, 2016 (1)
10.2	Form of Warrant, dated February 15, 2016 (1)
10.3	Share Sale and Purchase Agreement, dated March 10, 2016, between Blue Sphere Corporation and Voltape Ltd. (2)
10.4	License Termination Agreement, dated March 13, 2016, between Blue Sphere Corporation and Nanyang Technological University (2)
10.5*	Services Agreement, effective as of May 1, 2016, between Blue Sphere Corporation and Mr. Ran Daniel (3)
10.6	Form of February 3, 2016 Warrant**
10.7	Form of July Offering Subscription Agreement**
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

24