Form 10-Q
period 2016-09-30
BLUE SPHERE CORP.
filed 2016-11-21
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 31, 2016, there were 262,776,552 shares of common stock, par value $0.001 per share (“Common Stock”), issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

1

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30,	September 30,
	2016	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$375	$161
Other current assets	1,672	21
Total current assets	2,047	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	50	31
OTHER LONG TERM ASSETS	22	—
INVESTMENTS IN JOINT VENTURES	9,254	4,952
INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES	4,086	—
Total assets	$15,459	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$347	$32
Accounts payables	623	58
Other accounts payable and liabilities	1,959	1,200
Deferred revenues from joint ventures	10,736	6,434
Total current liabilities	13,665	7,724

LONG TERM BANK LOANS	124	135

LONG TERM LOANS AND LIABILITIES	5,570	—

DEBENTURES	2,567	—

WARRANTS TO ISSUE SHARES	2,482	—
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at September 30, 2016 and September 30, 2015. Issued and outstanding: 262,776,552 shares and 167,952,595 shares at September 30, 2016 and September 30, 2015, respectively	1,338	1,244
Proceeds on account of shares	—	20
Treasury shares	(28)	(28)
Accumulated other comprehensive income	6	—
Additional paid-in capital	41,849	39,474
Accumulated deficit	(52,114)	(43,404)
Total Stockholders’ Deficiency	(8,949)	(2,694)
Total liabilities and Stockholders’ Deficiency	$15,459	$5,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

2

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative expenses	6,287	4,504	1,782	1,054

Other losses (income)	(97)	(33)	5	24
OPERATING LOSS	(6,190)	(4,471)	(1,787)	(1,078)
FINANCIAL EXPENSES (INCOME), net	177	1,677	(968)	126
EQUITY INCOME (LOSS) IN NON-CONSOLIDATED SUBSIDIARIES	(1,055)	—	90	—
NET INCOME (LOSS) FOR THE PERIOD	$(7,422)	$(6,148)	$(729)	$(1,204)

Net loss per common share - basic and diluted	$(0.033)	$(0.063)	$(0.003)	$(0.010)

Weighted average number of common shares outstanding during the period - basic and diluted	226,092,398	97,056,429	247,645,712	124,326,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

3

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET INCOME (LOSS)	$(7,422)	$(6,148)	$(729)	$(1,204)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	6	—	(2)	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(7,416)	$(6,148)	$(727)	$(1,204)

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds		Accumulated
			on		other	Additional		Total
			account of	Treasury	comprehensive	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Shares	income	Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$165	(28)	—	$39,813	$(44,692)	$(3,486)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2016 (Unaudited):
Extinguish of liability upon shares issuance	7,503,467	7				653		660
Issuance of shares for services	4,558,000	5				636		641
Issuance of common stock, net of issuance costs	55,581,900	55	(20)			576		611
Issuance of common stock in respect of issuance of convertible notes	13,930,742	14	(145)			131		—
Exercise of warrants	700,000	1				40		41
Comprehensive loss					6		(7,422)	(7,416)
BALANCE AT SEPTEMBER 30, 2016 (Unaudited)	262,776,552	$1,338	$—	$(28)	$6	$41,849	$(52,114)	$(8,949)

	Common Stock, $0.001 Par Value		Proceeds on				Total
			account of	Treasury	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	shares	paid-in Capital	deficit	deficiency

BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20		$35,662	$(37,256)	$(447)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited):
Share based compensation					461		461
Issuance of common stock, net of issuance expenses	9,338,682	9			338		347
Issuance of shares for services	32,572,509	32			1,448		1,480
Issuance of common stock in respect of issuance of convertible notes	75,060,414	76			1,405		1,481
Issuance of convertible debentures containing a beneficial conversion feature					160		160
Treasury shares	(144,054)			(28)			(28)
Net loss for the period						(6,148)	(6,148)
BALANCE AT SEPTEMBER 30, 2015 (Unaudited)	167,952,595	$1,244	$20	$(28)	$39,474	$(43,404)	$(2,694)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended
	September 30
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,422)	$(6,148)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	371	461
Depreciation	12	5
Capital loss from disposal of property, plant and equipment	5	—
Equity losses in nonconsolidated subsidiary	1,055	(19)
Expense in respect of convertible notes and loans	163	1,527
Changes in Warrants to issue shares	(432)	—
Issuance of shares for services	641	1,480
Projects costs expensed	—	469
Impairment of Investment	—	(22)
Decrease (increase) in other current assets	(193)	265
Increase in other long term assets	(22)	—
(Decrease) in accounts payables	499	51
Increase in other account payables	1,142	341
Increase in deferred revenues	—	1,482
Net cash used in operating activities	(4,181)	(108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated subsidiary	—	24
Purchase of property and equipment	(60)	(1)
Net cash provided by (used in) investing activities	(60)	23
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	50	822
Payment of loans and convertible debentures	(364)	(1,074)
Proceeds from issuance of shares and warrants	3,001	315
Proceeds from exercise of warrants	41	65
Net cash provided by financing activities	2,728	128

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,513)	43

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	—	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,888	118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$375	$161
NON-CASH TRANSACTION:
Extinguish of debt upon shares issuance	435	—

Deferred net equity in joint ventures	1,684	4,952
Issuance expense paid through warrants issuance	225	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$554	$172

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the U.S. Securities and Exchange Commission. The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

Blue Sphere Corporation (the “Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), BinoSphere LLC (“Binosphere”), Johnstonsphere LLC (“Johnstonsphere”), Sustainable Energy Ltd. (“SEL”), and Blue Sphere Brabant B.V. (“BSB”), is focused on project integration in the clean energy production and waste to energy markets.

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

As of September 30, 2016, Johnstonsphere and BSB had not commenced operations.

On May 12, 2015 the Company formed Bluesphere Pavia (formerly called Bluesphere Italy S.r.l.), a subsidiary of Eastern, in order to acquire certain biogas plants located in Italy (see note 3 below).

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA

On August 18, 2015, the Company and two of its wholly-owned subsidiaries, Eastern and Bluesphere Pavia, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”). Under the Helios Loan Agreement,i Helios will make up to $5,646,628 (€5,000,000) available to Bluesphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SVPs acquired, (b) eighty percent (80%) of the total required investment of up to three SVPs subsequently acquired, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SVP acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Subject to specified terms, representations and warranties, the Helios Loan Agreement provides that each loan thereunder will accrue interest at a rate of 14.5% per annum, paid quarterly. Helios will also be entitled to an annual operation fee, paid quarterly. The final payment for each loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to Bluesphere Italy, and (b) the date that the Feed in Tariff license granted to the relevant SVP expires. Pursuant to the Helios Loan Agreement and an equity pledge agreement, Eastern Sphere pledged all its shares in Bluesphere Pavia to secure all loan amounts utilized under the Helios Loan Agreement.

On December 14, 2015 (“Closing Date”), and pursuant to a Share Purchase Agreement, dated May 14, 2015 (the “Share Purchase Agreement”), by and among the Company’s indirect wholly-owned subsidiary, Bluesphere Pavia, Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (collectively, the “Sellers”), Bluesphere Pavia completed the acquisitions of one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l . (each, an “SPV” and collectively, the “SPVs”) from the Sellers. Each SPV owns and operates an anaerobic digestion biogas plant in Italy for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. Pursuant to the Italy Projects Agreement, the Company also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

Pursuant to the Share Purchase Agreement, the Company to pay $5,646,628 (€5,200,000) (the “Purchase Price”), subject to certain post-closing adjustments, to acquire the share capital of the SPVs. The Purchase Price for each SPV was determined based on a Base Line EBITDA guaranteed by the Sellers and an Equity IRR Target calculated on the Purchase Price of no less than twenty-five percent (25%). Fifty percent (50%) of the Purchase Price, adjusted for certain post-closing adjustments and closing costs, in the amount of $2,143,181 (€1,952,858) was paid at closing, and the balance is due to the Sellers on the third anniversary of the closing date. The remaining fifty percent (50%) of the Purchase Price, prior to and after closing date, and any variation of EBITDA results in the 18 months following the closing date , will be promised by a note from each Seller, to be paid on the third anniversary of the closing, along with interest on the unpaid balance due at an annual rate of two percent (2%).. The portion of the Purchase Price paid at closing was primarily financed by a loan of $3,149,081 (€2,900,000) pursuant to the Helios Loan Agreement whereas the Company repaid $404,000 (€365,303) during the nine months ended September 30, 2016.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN BLUE SPHERE PAVIA (continued)

In accordance with a Framework EBITDA Guarantee Agreement, dated July 17, 2015 (the “EBITDA Agreement”), between the Company and Austep S.p.A. (“Austep”), Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, Austep guaranteed a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs for the initial six months following the acquisition, and thereafter Austep will guarantee an annual aggregate EBITDA of $4,082,946 (€3,760,000) from the four SPVs. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive ninety percent (90%) of the revenue in excess of these levels.

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

NOTE 4 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the nine and three months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2016, the Company had approximately $375,000 in cash and cash equivalents, approximately $11,618,000 in negative working capital, a stockholders’ deficit of approximately $8,949,000 and an accumulated deficit of approximately $52,114,000. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 was filed.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – COMMON SHARES

On January 26, 2016, the Company issued 1,000,000 shares of Common Stock, pursuant to a subscription agreement dated June 12, 2015.

On February 1, 2016 the Company issued 540,000 shares Common Stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $108,327.

In February 2016, the Company conducted an offering (the “February Offering”) consisting of (a) up to USD $1,925,000 of the Company’s shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the February Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the subscriber (the “February Warrants”, together with the shares of Common Stock subscribed for, the “February Securities”). The February Securities have been offered pursuant to subscription agreements with each investor (the “February Subscription Agreement”). In addition to other customary provisions, each February Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the February Offering, including all shares of Common Stock underlying the February Warrants, within 60 days of the closing of the February Offering. The February Warrants are exercisable for 5 years from the date of issuance at $0.10 per share, include an option by which the holder may exercise the February Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On February 15, 2016, the Company completed the only closing of the February Offering, representing aggregate gross proceeds to the Company of $1,925,000. In connection with the closing, the Company and subscribers entered into (a) February Subscription Agreements for, in the aggregate, 35,000,000 shares of Common Stock at $0.055 per share, and (b) February Warrants to purchase, in the aggregate, up to 17,500,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $933,358 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

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

On April 13, 2016, the Company issued 1,000,000 shares of Common Stock to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. The Company has estimated the fair value of such shares, and recorded an expense of $72,733 in second fiscal quarter of 2016 and $10,267 in first fiscal quarter of 2016. On June 13, 2016 and per the consulting agreement the Company issued an additional 1,000,000 shares of common stock as a service bonus since the agreement was not terminated prior to June 9, 2016. The Company has estimated the fair value of such shares, and recorded an expense of $89,000.

On April 13, 2016, the Company issued an aggregate of 875,000 shares of Common Stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investor relations and communications services. The Company has estimated the fair value of such shares, and recorded an expense of $42,467.

On May 18, 2016, a 1.5-year warrant to purchase shares of Common Stock, dated May 4, 2015, was exercised into 700,000 shares of Common Stock at an exercise price of $0.058 per share, for total consideration of $40,235.

On June 2, 2016, we issued 13,930,742 shares of our Common Stock in consideration of $145,525 pursuant to all but one of the July 2015 Offering Subscription Agreements, with the issuance of the remaining 7,658,129 shares of our Common Stock currently in process.

On June 13, 2016 the Company issued 7,103,467 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Incentive Plan and the Company’s Global Share Incentive Plan (2010). The Company has estimated and recorded the fair value of such shares as an expense of $632,208 which was recorded through the vesting periods.

On June 26, 2016 the Company issued 500,000 shares of Common Stock in order to complete its obligations under the Share Purchase Agreement from 2015.

On July 14, 2016 the Company cancelled 85,000 shares of Common Stock that were issued in error.

In June and July 2016, The Company conducted an offering (the “June Offering”) consisting of (a) up to USD $3,000,000 of shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace on the trading day prior to each respective closing of the June Offering, and (b) five-year warrants (the “June Warrants”, together with the shares of Common Stock subscribed for, the “June Securities”) to purchase shares of Common Stock in an amount equal to one hundred percent (100%) of the number of shares of Common Stock so purchased by the subscriber, with an exercise price equal to the per share price of the Common Stock or $0.011 per share, whichever is greater. The June Securities were offered pursuant to subscription agreements with each subscriber (the “June Subscription Agreement”). In addition to other customary provisions, each June Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the June Offering, including all shares of Common Stock underlying the June Warrants, within twenty (20) days of the final closing of the June Offering. Each June Subscription Agreement also provides that if, during the period beginning on the date of the first closing of the June Offering and ending on the six month anniversary thereof, the Company completes (a) a subsequent closing of the June Offering or (b) a public or private offering and sale of USD $1,000,000 or more of Common Stock or warrants to purchase Common Stock, where such subsequent closing or offering, as applicable, provides for material deal terms and conditions more favorable than are contained in such June Subscription Agreement, then the June Subscription Agreement will be deemed modified to provide the applicable subscriber with the more favorable deal terms and conditions, and the Company will take all reasonable steps necessary to amend the June Securities and/or issue new securities to the applicable subscriber reflecting such more favorable material deal terms and conditions (the “June MFN Rights”). The June Warrants are exercisable for five years from the date of issuance, include an option by which the holder may exercise the June Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On July 26, 2016, the Company completed closings of the June Offering, both such closings representing aggregate gross proceeds to the Company of USD $1,370,000. In connection with both closings, the Company and subscribers entered into (a) June Subscription Agreements for 18,266,668 shares of Common Stock at $0.075 per share, and (b) June Warrants to purchase up to 18,266,668 shares of Common Stock at an exercise price of $0.11 per share. The subscriber in the July 7, 2016 closing received an adjustment to its June Securities pursuant to its June MFN Rights. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $1,140,462 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

The Company engaged Maxim Group LLC to assist in the June Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, in connection with both closings, Maxim received commissions equal to 4.44% of the gross proceeds raised, warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.0825 per share, and warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.121 per share. The Company has estimated the fair value of such warrants at a value of $116,561 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

On August 7, 2016, the Company issued 143,000 shares of Common Stock, in consideration for past capital advisory services rendered to the Company. The Company has estimated the fair value of such shares, and recorded an expense of $11,440.

On August 16, 2016 the Company issued 400,000 shares of Common Stock in satisfaction of debt of $24,000.

On September 15, 2016, the Company issued 500,000 shares of Common Stock to a consultant in consideration for communications and investor relations services. The Company has estimated the fair value of such shares, and recorded an expense of $19,983.

On September 15, 2016, the Company issued 500,000 shares of Common Stock to a consultant in consideration for communications and investor relations services. The Company has estimated the fair value of such shares, and recorded an expense of $34,450.

NOTE 9 – WARRANTS, DEBENTURES AND NOTES

Senior Debentures offering

Beginning in November 2015, the Company conducted an offering (the “Debenture Offering”) of up to $3,000,000 of the Company’s Senior Debentures (the “Debentures”) and warrants (the “Debenture Offering Warrants”, together with the “Debentures”, the “Debenture Offering Securities”) to purchase up to 8,000,000 shares of Common Stock, in proportion pro rata to each Subscriber’s subscription amount relative to the total offering amount, with 50% of the Debenture Offering Warrants exercisable at a price per share of $0.05 and the other 50% of the Debenture Offering Warrants exercisable at price per share of $0.075.

The Debentures bear interest at 11%, paid quarterly, and mature in two years. The Debentures are secured by a pledge agreement between the Company and each investor, whereby the Company pledged as collateral up to 49% of its shares of common stock in Eastern Sphere, Ltd., our wholly-owned subsidiary (the “Pledge Agreement”). The Pledge Agreement further provides that the Company’s obligations under the Debentures rank senior to all other indebtedness of Blue Sphere Corporation, but are subordinate to all indebtedness and liabilities of its subsidiaries and project-level operating entities. The Debenture Offering Warrants are exercisable for 5 years from the date of issuance, with 50% exercisable at $0.05 per share and 50% exercisable at $0.075 per share.

The November 2015 Warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $208,597 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

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

%
Dividend yield	0%
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

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

The Company has estimated the fair value of such warrants at a value of $87,331 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.2%
Expected term (years)	3
Volatility	203%

In connection with the June Offering, the Company issued Warrants to purchase up to 18,266,668 shares of Common Stock at an exercise price of $0.11 per share. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $1,140,462 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

In connection with the June Offering, the Company engaged Maxim Group LLC to assist in the June Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.0825 per share, and warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.121 per share. The Company has estimated the fair value of such warrants at a value of $116,561 at the date of issuance and using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

Changes in the fair value of the warrants are recorded as interest expenses.

NOTE 10 – SUBSEQUENT EVENTS

On October 25, 2016, the Company completed a private placement of its securities to JMJ Financial, an accredited investor. Pursuant to the financing, the Company entered into a Securities Purchase Agreement with the investor thereby agreeing to issue shares of Common Stock, notes, and warrants to purchase shares of Common Stock, in exchange for USD $500,000 paid at closing and an additional USD $250,000 in guaranteed financing upon the achievement of certain milestones, as well as up to an additional USD $250,000 in financing upon the mutual agreement of the Investor and the Company.

Pursuant to the terms of such financing, the Company agreed to issue to the investor (i) restricted shares of Common Stock equal to twenty-five percent (25%) of the note principal paid to the Company by the Investor, subject to certain adjustments, (ii) a six (6) month promissory note covering the note principal plus an amount equal to approximately five percent (5%) of the actual note principal, in total USD $1,053,000, and (iii) a five (5) year warrant to purchase 6,666,666 shares of Common Stock with an aggregate exercise amount of USD $500,000.

On November 18, 2016, the Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant (the “Facility”) commenced commercial operations and started to provide its output to Duke Energy pursuant to the power purchase agreement with Duke Energy. The Facility will now enter the mechanical completion and ramp-up phase of the project. The commencement of the commercial operations includes the gradual intake of waste from the Facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the Facility to operate at full capacity. The Company estimates that this project will be fully completed by the end of the first quarter of 2017.

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

United States (Developing)

•	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant

•	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

Italy (Operating)

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

Results of Operations – For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2016 were $1,682,000 as compared to $1,054,000 for the three-month period ended September 30, 2015.

Net Loss

We incurred a net loss of $629,000 for the three-month period ended September 30, 2016, as compared to a net loss of $1,204,000 for the three-month period ended September 30, 2015. The decrease in net loss is mainly attributable to a decrease in financial expenses and decrease in increase in equity losses in non-consolidated subsidiaries.

Results of Operations – For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

General and Administrative Expenses

General and administrative expenses for the nine-month period ended September 30, 2016 were $6,287,000 as compared to $4,504,000 for the nine-month period ended September 30, 2015.

Net Loss

We incurred a net loss of $7,422,000 for the nine-month period ended September 30, 2016, as compared to a net loss of $6,148,000 for the nine-month period ended September 30, 2015. The increase in net loss is mainly attributable to increase in general and administrative expenses and increase in equity losses in non-consolidated subsidiaries.

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

As of September 30, 2016, we had cash and cash equivalents of $375,000 as compared to $161,000 as of September 30, 2015. As of September 30, 2016, we had a working capital deficit of $11,618,000, as compared to $7,542,000 as of September 30, 2015. The increase in our working capital deficit is mainly attributable to the increase in our deferred revenues from joint ventures in the amount of $4,302,000, the increase in our current maturities of long term loans in the amount of $315,000, the increase in our accounts payables in the amount of $759,000 and the increase in our other accounts payable and liabilities in the amount of $565,000. The increase in our working capital deficit was mitigated by an increase in our other current assets in the amount of $1,651,000.

Net cash used in operating activities was $4,181,000 for the nine-month period ended September 30, 2016, as compared to cash from operating activities of $108,000 for the nine-month period ended September 30, 2015.

Net cash used in investing activities was $60,000 for the nine-month period ended September 30, 2016, as compared to net cash provided by investing activities of $23,000 for the nine-month period ended September 30, 2015.

Net cash provided by financing activities was approximately $2,728,000 for the nine-month period ended September 30, 2016, as compared to approximately $128,000 provided by financing activities for the nine-month period ended September 30, 2015.

We have principally financed our operations through the sale of our Common Stock and warrants and the issuance of convertible debt, including the Debenture Offering, February Offering, June Offering and the October Financing described in the notes to the condensed consolidated financial statements included in this quarterly report.

Change in Fiscal Year

As previously reported, on January 24, 2016, the Company’s Board of Directors changed the Company’s fiscal year end from September 30 to December 31, effective January 1, 2016. As a result of this change, the Company filed a Transition Report on Form 10-Q for the three-month period ended December 31, 2015, and the Company will file audited financials for the three-month period ended December 31, 2015 with its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Off-Balance Sheet Arrangements

As at September 30, 2016, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three months ended September 30, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal year ending December 31, 2016.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2016. Based on that evaluation, our CEO and our CFO concluded that changes occurred in the Company’s internal controls over financial reporting during the three-month period ended September 30, 2016 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Specifically, the Company consolidated the roles and responsibilities of two individuals providing CFO services into one full-time CFO position.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against the Company and Shlomo Palas, the Company’s Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of USD $428,964.70, plus interest for a total of USD $652,000 (the “Barkats Litigation”). The Barkats Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York (the “New York Court”), Index No. 655600/2016. On October 26, 2016, without notice to the Company or Mr. Palas or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting the Company and Mr. Palas from “transferring or dissipating their assets … to the extent of $652,000”, pending the return date of JS Barkats PLLC’s asset attachment motion, due November 17, 2016. On October 31, 2016, the Company removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404. The Company terminated the services of JS Barkats LLC in 2012 and believes the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO. The Company intends to vigorously defend against the Barkats Litigation, the TRO and any other attempts to attach the assets of the Company.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered sales of equity securities

On August 7, 2016, we issued 143,000 shares of Common Stock, in consideration for past capital advisory services rendered to the Company.

On August 16, 2016, we issued 400,000 shares of Common Stock, in satisfaction of debt of $24,000.

On September 15, 2016, we issued 500,000 shares of Common Stock to a consultant, pursuant to a consulting agreement dated March 1, 2016, in consideration for investor relations and communications services.

On September 15, 2016, we issued 500,000 shares of Common Stock to a consultant, pursuant to a consulting agreement dated September 1, 2016, in consideration for investor relations and communications services.

The transactions described above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering.

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500,000 worth of Common Stock. We may purchase shares of our Common Stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice.

Our share repurchase activity during the three months ended September 30, 2016 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
May 1 to May 31	0	—	0	$471,672
June 1 to June 30	0	—	0	$471,672
July 1 to September 30	0	—	0	$471,672
Total:	0	—	0	$471,672

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2016, on October 25, 2016, the Company completed a private placement of its securities (the “October Financing”) to JMJ Financial, a Nevada sole proprietorship and accredited investor (the “Investor”). Pursuant to the October Financing, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Investor thereby agreeing to issue shares of Common Stock, notes and warrants, in exchange for up to USD $1,000,000 (the “Note Principal”) in accordance with the following payment schedule: USD $500,000 paid at closing, USD $250,000 in guaranteed financing upon the achievement of certain milestones, and up to an additional USD $250,000 in financing upon the mutual agreement of the Investor and the Company.

Pursuant to the terms of the October Financing, the Company agreed to issue to the Investor (i) restricted shares of Common Stock equal to twenty-five percent (25%) of the Note Principal paid to the Company by the Investor, subject to certain adjustments (the “Shares”), (ii) a six (6) month promissory note covering the Note Principal plus an amount equal to approximately five percent (5%) of the actual Note Principal, in total USD $1,053,000 (the “Note”), and (iii) a five (5) year warrant to purchase 6,666,666 shares of Common Stock with an aggregate exercise amount of USD $500,000 (the “Warrant”).

The foregoing description of the SPA, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to the description and full text of the SPA, the Note and the Warrant filed as Exhibit 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2016.

ITEM 6. EXHIBITS.

No.	Description

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013 (1)

3.2	Amended and Restated Bylaws, dated June 17, 2015 (2)

10.1	Form of Securities Purchase Agreement, Promissory Note and Common Stock Purchase Warrant issued in connection with the October Financing (3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2016.

*	Indicates management contract or compensatory plan or arrangement.

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

