Form 10-Q/A
period 2016-06-30
BLUE SPHERE CORP.
filed 2016-11-22
CIK 1419582

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

On August 8, 2016, the Company filed a Quarterly Report on Form 10-Q for the period from April 1, 2016 to June 30, 2016, 2016 (the “Quarterly Report”). As explained in the Quarterly Report, the interim financial statements and notes thereto contained in the Quarterly Report (the “Quarterly Report Financial Statements”), the Company accounted for the acquisition of the SPVs using the purchase method of accounting. Under this method, the Company allocated the purchase price to tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of the purchase price amount being allocated to goodwill.

The Company is filing this Amendment No. 1 (this “amendment”) on Form 10-Q/A to (i) file interim financial statements for the period from April 1, 2016 to June 30, 2016 to reflect the restatement of its consolidated financial statements for the period from April 1, 2016 to June 30, 2016 due to the application of the equity method of accounting for the investments in Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. The Company applied the equity method because the Framework EBITDA Guarantee Agreement between the SPVs and Austep whereby Austep operates, maintains and supervises each biogas plant, prevents the Company from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. The Company believes that, while the financial statements reflect substantial modifications, the revenues and expenses previously reported are now reflected in a line item for the Company’s non-consolidated wholly-owned subsidiaries and the modifications result in no impact to the Company’s operational results. Therefore the modifications are substantially a matter of presentation.

In addition, this amendment includes modifications (i) to reflect the interest expense on the unpaid balance of the Purchase Price due the acquisition of the SPVs, (ii) to reclassify the proceeds from an offering which were previously recorded as current liability as proceeds on account of shares in Shareholders Deficiency, (iii)  to reflect the effects of accounting and reporting errors in calculation of issuance of shares and issuance of shares for services, and (iv) to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June  30, 2016 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at June  30, 2016 which will be remediated by the end of the fiscal year ending December 31, 2016. These accounting and reporting errors and the related adjustments resulted in an overstatement of net loss of $522 thousand for the period from January 1, 2016 to March 31, 2016 and an understatement of additional paid-in capital of $527 thousand, an overstatement of accumulated other comprehensive income of $38 thousand and overstatement of accumulated deficit of $531 thousand as of June 31, 2016.

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

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

BLUE SPHERE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands except share and per share data)

	June 30, 2016	September 30, 2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$533	$161
Other current assets	1,642	21
Total current assets	2,175	182

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	82	31
OTHER LONG TERM ASSETS	18	—
INVESTMENTS IN JOINT VENTURES	8,927	4,952
INVESTMENTS IN NON CONSOLIDATED SUBSIDIARIES	3,978	—

Total assets	$15,180	$5,165
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of long term loan	$352	$32
Accounts payables	594	58
Other accounts payable and liabilities	1,345	1,200
Deferred revenues from joint ventures	10,409	6,434
Total current liabilities	12,700	7,724

LONG TERM BANK LOANS	148	135

LONG TERM LOANS AND LIABILITIES	5,595	—

DEBENTURES	2,410	—

WARRANTS TO ISSUE SHARES	2,647	—
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2016 and September 30, 2015. Issued and outstanding: 243,051,884 shares and 167,952,595 shares at June 30, 2016 and September 30, 2015, respectively	1,319	1,244
Proceeds on account of shares	—	20
Treasury shares	(28)	(28)
Accumulated other comprehensive income	8	—
Additional paid-in capital	41,766	39,474
Accumulated deficit	(51,385)	(43,404)
Total Stockholders’ Deficiency	(8,320)	(2,694)
Total liabilities and Stockholders’ Deficiency	$15,180	$5,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands except share and per share data)

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative expenses	4,505	3,450	2,423	2,439
Other income	(102)	(57)	—	(38)
OPERATING LOSS	4,403	3,393	2,423	2,401
FINANCIAL EXPENSES (INCOME), net	1,145	1,551	(86)	732
EQUITY LOSSES IN NON CONSOLIDATED SUBSIDIARIES	1,145	—	475	—
NET LOSS FOR THE PERIOD	$6,693	$4,944	$2,812	$3,133

Net loss per common share - basic and diluted	$(0.032)	$(0.068)	$(0.012)	$(0.040)

Weighted average number of common shares outstanding during the period - basic and diluted	210,663,024	72,482,628	225,772,114	79,543,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands except share and per share data)

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET LOSS	$6,693	$4,944	$2,812	$3,133
Other comprehensive income loss, net of tax:
Currency translation adjustments	(8)	—	(3)	—
TOTAL COMPREHENSIVE LOSS	$6,685	$4,944	$2,809	$3,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)
(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value		Proceeds on account of	Treasury	Accumulated other comprehensive	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Shares	income	Capital	deficit	deficiency
BALANCE AT DECEMBER 31, 2015 (Unaudited)	180,502,443	$1,256	$165	(28)	—	$39,813	$(44,692)	$(3,486)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2016 (Unaudited):
Extinguish of liability upon shares issuance	7,103,467	7				625		632
Issuance of shares for services	3,500,000	4				579		583
Issuance of common stock, net of issuance costs	37,315,232	37	(20)			578		595
Issuance of common stock in respect of issuance of convertible notes	13,930,742	14	(145)			131		—
Exercise of warrants	700,000	1				40		41
Comprehensive loss					8		(6,693)	(6,685)
BALANCE AT JUNE 30, 2016 (Unaudited)	243,051,884	$1,319	$—	$(28)	$8	$41,766	$(51,385)	$(8,320)

	Common Stock, $0.001 Par Value		Proceeds on account of	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	deficit	deficiency
BALANCE AT DECEMBER 31, 2014 (Unaudited)	51,125,044	$1,127	$20	$35,662	$(37,256)	$(447)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2015 (Unaudited):
Share based compensation				158		158
Issuance of common stock, net of issuance expenses	2,169,760	2		249		251
Issuance of shares for services	20,357,035	20		1,316		1,336
Issuance of common stock in respect of issuance of convertible notes	39,962,236	40		1,196		1,236
Issuance of convertible debentures containing a beneficial conversion feature				181		181
Net loss for the period					(4,944)	(4,944)
BALANCE AT JUNE 30, 2015 (Unaudited)	113,614,075	$1,189	$20	$38,762	$(42,200)	$(2,229)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Six months ended June 30
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(6,693)	$(4,944)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	367	158
Depreciation	8	3

Equity losses on nonconsolidated subsidiaries	1,145	(19)
Expense in respect of convertible notes and loans	93	1,421

Changes in Warrants to issue shares	946	—
Issuance of shares for services	583	1,336
Projects costs expensed	—	469

Decrease (increase) in other current assets	(191)	107
Increase in other long term assets	(18)	—
Decrease in accounts payables	469	60
Increase in other account payables	449	54
Increase in Deferred revenues	—	1,553
Net cash provided by (used in) operating activities	(2,842)	198
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	(1)
Net cash used in investing activities	(60)	(1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans received	50	461
Payment of loans and convertible debentures	(295)	(963)
Proceeds from issuance of shares and warrants	1,752	242
Proceeds from exercise of warrants	41	—
Proceeds from issuance of convertible debenture	—	212
Net cash provided by financing activities	1,548	(48)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,354)	149

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	1	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,888	118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$533	$267
NON-CASH TRANSACTION:
Extinguish of debt upon shares issuance	411
Deferred net equity in joint ventures	1,357	3,256
Issuance expense paid through warrants issuance	225	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$240	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the U.S. Securities and Exchange Commission. The results of operations for the six and three months ended June 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2016, the Company had approximately $533,000 in cash and cash equivalents, approximately $10,525,000 in negative working capital, a stockholders’ deficit of approximately $8,320,000 and an accumulated deficit of approximately $51,385,000. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities. The Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

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

On June 13, 2016, the Company issued 7,103,467 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Incentive Plan”) and the Company’s Global Share Incentive Plan (2010). The Company has estimated and recorded the fair value of such shares as an expense of $632,208 which was recorded through the vesting periods.

On June 26, 2016, the Company issued 500,000 shares of Common Stock in order to complete its obligations under the Share Purchase Agreement from 2014.

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

Changes in the fair value of the warrants are recorded as interest expenses

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

Results of Operations – For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2016 were $2,423,000, as compared to $2,439,000 for the three-month period ended June 30, 2015.

Net Loss

We incurred a net loss of $2,812,000 for the three-month period ended June 30, 2016, as compared to a net loss of $3,133,000 for the three-month period ended June 30, 2015. The decrease in net loss is mainly attributable to decrease in our finance expense.

Results of Operations – For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2016 were $4,505,000, as compared to $3,450,000 for the six-month period ended June 30, 2015.

Net Loss

We incurred a net loss of $6,693,000 for the six-month period ended June 30, 2016, as compared to a net loss of $4,944,000 for the six-month period ended June 30, 2015. The increase in net loss is mainly attributable to increase in Equity losses in non-consolidated subsidiaries due to the acquisition of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

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

As of June 30, 2016, we had cash and cash equivalents of $533,000, as compared to $161,000 as of September 30, 2015. As of June 30, 2016, we had a working capital deficit of $10,525,000, as compared to $7,542,000 as of September 30, 2015. The increase in our working capital deficit is mainly attributable to the increase in our deferred revenues from joint ventures in the amount of $3,975,000, increase in our current maturities of long term loans in the amount of $320,000 and increase in our accounts payables in the amount of $533,000. The increase in our working capital deficit was mitigated by an increase in our other current assets in the amount of $1,621,000.

Net cash used in operating activities was $2,842,000 for the six-month period ended June 30, 2016, as compared to cash from operating activities of $198,000 for the six-month period ended June 30, 2015.

Net cash used in investing activities was $60,000 for the six-month period ended June 30, 2016, as compared to net cash used in investing activities of $1,000 for the six-month period ended June 30, 2015.

Net cash provided by financing activities was approximately $1,408,000 for the six-month period ended June 30, 2016, as compared to approximately $48,000 used in financing activities for the six-month period ended June 30, 2015.

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

Our management management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at June  30, 2015 which will be remediated by the end of the fiscal year ending December 31, 2016 and is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and is developing procedures and controls to address it to the extent possible given limitations in financial and manpower resources.

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

