Form 10-K
period 2016-12-31
BLUE SPHERE CORP.
filed 2017-02-15
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,670,232, based on the closing sales price of the registrant’s common stock as of the last business day of its most recently completed second fiscal quarter. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of February 14, 2017, there were 279,913,848 shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), issued and outstanding.

Our audited financial statements are stated in United States dollars (“U.S. $”, “$” or “USD”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corp. and its subsidiaries, unless the context clearly requires otherwise.

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

PART I

Item 1. Business

Company Overview

We are an international Independent Power Producer (“IPP”) that is active in the global clean energy production and waste-to-energy markets. We aspire to become a key player in these rapidly growing markets by developing or acquiring projects with clean energy technologies, including but not limited to waste-to-energy facilities that generate clean energy, such as electricity, natural gas, heat, soil amendment and other by-products. These markets provide tremendous opportunity, insofar as we believe there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. In particular, the disposal of organic material to landfills in most parts of the world is a costly problem with environmentally-damaging consequences. We seek to offer a cost-effective, environmentally-safe alternative.

We are currently developing, constructing or operating, as applicable, fourteen (14) projects related to our strategy of acquisition, development or operations of waste-to-energy facilities, which includes developing projects for which we have entered into nonbinding letters of intent to acquire additional biogas facilities in Italy and to develop and construct waste-to-energy facilities in the United States, the Netherlands, the United Kingdom and Israel. We continue to evaluate a pipeline of similar projects in the pre-development phase in the above listed countries and we are also evaluating projects in other countries such as the Czech Republic, Poland, Canada and Mexico.

We are currently developing, constructing or operating, as indicated below, the following projects:

United States (under construction)

●	Johnston, RI Waste to Energy Anaerobic Digester 3.2 MW Plant

United States (operating)

●	Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant

United States (developing)

●	Red Springs, NC. New Construction waste-to-energy Anaerobic Digester 3.0 MW Plant

●	Wallace, NC. New Construction waste-to-energy Anaerobic Digester 3.0 MW Plant

Italy (operating)

●	Soc. agr. AGRICERERE srl – Tromello (Blue Sphere Pavia) 999 KW Plant

●	Soc. agr. AGRIELEKTRA srl – Alagna (Blue Sphere Pavia) 999 KW Plant

●	Soc. agr. AGRISORSE srl – Garlasco (Blue Sphere Pavia) 999 KW Plant

●	Soc. agr. GEFA srl – Dorno (Blue Sphere Pavia) 999 KW Plant

Italy (developing)

●	Cortona, Italy. Acquisition of fully operating 1.28MW Clean Energy Plants from Pronto-Verde, A.G.

●	Cantu, Italy. Acquisition of fully operating 1MW Clean Energy Plant from Pronto-Verde, A.G.

●	Udine, Italy. Acquisition of fully operating 1MW Clean Energy Plant from Pronto-Verde, A.G.

●	Ostellato, Italy. New Construction of two 1MW Anaerobic Digester Plants with Energy Lab, S.p.A

The Netherlands (developing)

●	Sterksel, NL. New Construction waste-to-energy Anaerobic Digester 10.0 MW Plant *

●	Terramass, NL. New Construction waste-to-energy Anaerobic Digester 2.5 MW Plant

*	On December 8, 2016, Blue Sphere Brabant B.V., a wholly owned subsidiary of the Company in the Netherlands, won a grant to sell renewable gas on a per MWg basis to Rijksdienst voor Ondernemend Nederland (“RVO”) under the Renewable Energy Production Incentive Scheme. The grant provides for the sale of up to 234,466.589 MWh per year, for a maximum total value of the grant equal to €151,934,350.00 (approximately USD $161,642,955) paid over twelve (12) years, from the date the facility begins production. The grant is conditioned upon the following: (1) the construction must be assigned to a supplier (EPC) within one (1) year, with RVO receiving a copy of the assignment; (2) the facility must begin production within four (4) years; (3) notice of any material changes (i.e., in location, receiver, power, required dates, etc.) must be given to RVO; and (4) RVO is entitled to receive an annual progress report of the realization of the facility

The United Kingdom (developing)

●	Carlton Forest, GB. New Construction waste-to-energy Pyrolysis Plant 7.5MW (electricity) + 10MW (thermal)

●	Hull, GB. New Construction waste-to-energy Pyrolysis Plant 15MW (electricity) + 15MW (thermal)

●	Hartlepool, GB. New Construction waste-to-energy Pyrolysis Plant 4.5MW (electricity) + 8MW (thermal)

●	Seal Sands, GB. New Construction waste-to-energy Pyrolysis Plant 16MW (electricity) + 23MW (thermal)

Israel (developing)

●	Rishon, IL. New Construction of a MRF (Materials Recycling Facility) + a 2.5MW Anaerobic Digester Plant

Our strategy is to continue to expand in the future, including through acquisition of additional projects. From time to time we enter into nonbinding letters of intent for projects that we are evaluating. However, until the negotiations are finalized and the parties have executed a definitive agreement, there can be no assurance that we will be able to enter into any development or acquisition transaction, on the terms in the applicable letter of intent or at all, or any other similar arrangements. Furthermore, any such transactions that we do enter into would be subject to the uncertainties regarding our existing projects described in the “Risk Factors” section.

Our United States Projects

On October 19, 2012, we entered into definitive project agreements in respect of both the North Carolina and Rhode Island sites with Orbit Energy, Inc. (“Orbit”), pursuant to which we would be entitled to full ownership of each of the entities that owns the rights to implement the respective projects (Orbit Energy Charlotte, LLC in the case of the North Carolina project (“OEC”) and Orbit Energy Rhode Island, LLC in the case of the Rhode Island project (“OERI”)), subject to the satisfaction of certain conditions.

Our North Carolina Project

The Amended OEC Purchase Agreement

On November 19, 2014, we signed an amended and restated purchase agreement with Orbit for the North Carolina project (the “Amended OEC Purchase Agreement”). Subject to the terms of the Amended OEC Purchase Agreement, Orbit transferred full ownership of OEC to us in exchange for our agreeing to pay Orbit a development fee of $900,000, reimbursement of $17,764 of Orbit’s expenses, and an amount equal to 30% of the distributable cash flow from the North Carolina project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. We also agreed to use high solid anaerobic digester units designed by Orbit (the “HSAD Units”) and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OEC Management Fee”), subject to certain conditions. The Amended OEC Purchase Agreement provided that we had until December 15, 2014 to pay Orbit the development fee and reimbursement amount, which was extended to January 15, 2015 upon payment by us to Orbit of $75,000. We did not subsequently pay Orbit the development fee and reimbursement amount and, pursuant to the terms of the Amended OEC Purchase Agreement, ownership of OEC reverted back to Orbit on January 15, 2015.

Concord Energy Partners, LLC

On January 30, 2015, (i) the Company, Concord Energy Partners, LLC, a Delaware limited liability company (“Concord”) and York Renewable Energy Partners LLC (“York”) entered into a development and indemnification agreement (the “Concord Development and Indemnification Agreement”), pursuant to which in 2015 York funded Concord’s payment to us of $1,250,000 in development fees, and Concord issued us 250 Series B units of Concord (“Concord Series B Units”) and issued 750 Series A units of Concord (“Concord Series A Units”) to York, and (ii) we and York entered into an amended and restated limited liability company operating agreement (the “Concord LLC Agreement”) to establish the Concord Series A Units and Concord Series B Units and admit us and York as 25% and 75% members of Concord, respectively. Pursuant to the foregoing agreements, York also agreed to pay us two equal installments of $587,500 upon (a) mechanical completion of the North Carolina project and (b) commercial operation of the North Carolina project. We have received payment of the first installment.

Pursuant to the Concord LLC Agreement, our right to receive distributions from Concord are subject to certain priorities in favor of York, as follows:

(a)	The unpaid rate of return, equal to nine percent (9%) per annum and compounded annually, of unrecovered capital contributions outstanding, will be paid to York;
(b)	The unpaid and unrecovered capital contributions outstanding will be paid to York;
(c)	The amount of any excess profits from “feedstock tipping fees” shall be distributed with twenty percent (20%) going to York, and eighty percent (80%) going to us;
(d)	The amount of any excess profits from “thermal energy” shall be distributed equally between us and York; and
(e)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership of Concord.

In addition, our right to receive distributions upon a liquidation event of Concord are subject to certain priorities in favor of York, as follows:

(a)	The unpaid rate of return, equal to nine percent (9%) per annum and compounded annually, of unrecovered capital contributions outstanding, will be paid to York;
(b)	The unpaid and unrecovered capital contributions outstanding will be paid to York; and
(c)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership of Concord.

Pursuant to the Concord LLC Agreement, Concord is managed by a board of managers initially consisting of three managers (the “Concord Board”). So long as York owns more than 50% of the membership interests of Concord, York is entitled to appoint two of the Concord Board’s three managers. So long as we own no less than 50% of the membership interests of Concord that we acquired pursuant to the Concord Development and Indemnification Agreement, we are entitled to appoint one manager of the Concord Board. In the event that the Concord Board determines in good faith that additional equity capital is needed by Concord and is in the best interests of the North Carolina project, the Concord Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, if we do not exercise our pre-emptive right with respect to such units, our percentage interest in Concord would be reduced accordingly. The Concord LLC Agreement also contains certain restrictions on our right to transfer our membership interests in Concord to third parties.

The New OEC Purchase Agreement

On January 30, 2015, we entered into the Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Concord, and OEC (the “New OEC Purchase Agreement”), pursuant to which (i) Concord purchased all of Orbit’s right, title and interest in and to the membership interests of OEC (the “OEC Interests”), (ii) Orbit abandoned all economic and ownership interest in the OEC Interests in favor of Concord, (iii) Orbit ceased to be a member of OEC and (iv) Concord was admitted as the sole member of OEC.

Under the Amended OEC Purchase Agreement and the New OEC Purchase Agreement, we had agreed to pay to Orbit the costs of evaluating and incorporating into the North Carolina project Orbit’s high solids anaerobic digestion technology and two HSAD Units designed by Orbit. Orbit was unable to design and install this technology into the North Carolina project, and we never paid or became obligated to pay any costs pursuant thereto. Instead, digesters designed and provided by Auspark LLC, the project’s engineering, procurement, construction and technology provider, have been incorporated into the North Carolina project.

The New OEC Purchase Agreement also carries forward from the Amended OEC Purchase Agreement our obligation to pay Orbit an amount equal to thirty percent (30%) of the North Carolina project’s distributable cash flow after we and the other equity investors in the North Carolina project fully recoup their respective investments in the North Carolina project (such investments to be calculated solely as amounts expended in and for the construction of the North Carolina project) and the North Carolina project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OEC Management Fee.

On January 23, 2017, the Company and Orbit entered into an agreement to reduce certain of the Company’s obligations to Orbit under the Amended OEC Purchase Agreement and the New OEC Purchase Agreement, as set forth above (please refer to the above descriptions).

The Operations of the North Carolina project

OEC and Duke Energy Carolinas, LLC (“Duke Energy”) are parties to an Amended and Restated Renewable Energy Purchase Agreement, dated October 12, 2012 and amended on April 25, 2013, January 31, 2014, January 20, 2015 and September 30, 2016 (as amended, the “Duke PPA”), pursuant to which OEC has agreed to sell, and Duke has agreed to purchase, the energy output of OEC’s facility, subject to the terms and conditions of the Duke PPA. Among other things, the Duke PPA required OEC to commence commercial operations by December 31, 2015 or, if not operational within 60 days of such date, pay Duke Energy $500,000 of liquidated damages, which would then extend the deadline for commercial operation to March 30, 2016. Since the commercial operations had not been commenced within 60 days of December 31, 2015, OEC was required to pay $500,000 of liquidated damages to Duke Energy pursuant to the Duke PPA during the first quarter of 2016, and York contributed these funds to OEC. The deadline for commercial operation was thereafter extended to November 23, 2016 by amendment to the Duke PPA. The Duke PPA is effective until August 21, 2030. The loss of Duke Energy as a customer of OEC could have a material adverse effect on the Company.

OEC is projected to require about 424 tons of organic feedstock on a daily basis and is working with organic waste suppliers to arrange supplies of feedstock. As of today, we have all definitive agreements signed to supply all feedstock needed for operation of the North Carolina project.

On November 18, 2016, the North Carolina project connected to the grid, commenced commercial operations and started to provide output to Duke Energy pursuant to the Duke PPA. The North Carolina facility is currently in the mechanical completion and ramp-up phase of the project. Commencement of the commercial operations includes the gradual intake of waste from the facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the facility to operate at full capacity. The Company estimates that the North Carolina project will be fully completed by the end of the second quarter of 2017.

As of December 31, 2016 equity earnings in the amount of $5,960,946 and Revenue from Services in the amount of $587,500 in 2016 with respect of the North Carolina project.

Our Rhode Island Project

The Amended OEC Purchase Agreement

On January 7, 2015, we signed an amended and restated purchase agreement with Orbit for the Rhode Island project (the “Amended OERI Purchase Agreement”). Subject to the terms of the Amended OERI Purchase Agreement, Orbit transferred full ownership of OERI to us in exchange for our agreeing to pay Orbit a development fee of $300,000, reimbursement of $86,432 of Orbit’s expenses, and an amount equal to 30% of the distributable cash flow from the Rhode Island project after the project achieves a post-recoupment 30% internal rate of return computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature. We also agreed to use HSAD Units designed by Orbit and to retain Orbit to implement and operate the HSAD Units for an annual management fee of $187,500 (the “OERI Management Fee”), subject to certain conditions. The Amended OERI Purchase Agreement provided that we had until January 22, 2015 to pay Orbit the development fee and reimbursement amount, which was extended to February 28, 2015 in exchange for payment by us to Orbit of $31,000. We did not subsequently pay Orbit the development fee and reimbursement amount and, pursuant to the terms of the Amended OERI Purchase Agreement, ownership of OERI reverted back to Orbit.

Rhode Island Energy Partners, LLC

On April 8, 2015, (i) the Company, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Rhode Island”) and York entered into a development and indemnification agreement (the “Rhode Island Development and Indemnification Agreement”), pursuant to which Rhode Island paid us development fees of $1,541,900, issued us 2,275 Series B units of Rhode Island (“Rhode Island Series B Units), and issued 7,725 Series A units of Rhode Island (“Rhode Island Series A Units”) to York, and (ii) we and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish the Rhode Island Series A Units and Rhode Island Series B Units and admit us and York as 22.75% and 77.25% members of Rhode Island, respectively. Pursuant to the foregoing agreements, York also agreed to fund Concord’s payment to us of us three equal installments of $562,500 upon (a) signing of the Rhode Island Development and Indemnification Agreement, (b) the later of (x) the date of mechanical completion of the Rhode Island project and (y) the date on which an executed interconnection agreement between OERI and National Grid, including receipt of any regulatory approvals from the Rhode Island Public Utility Commission, is delivered by OERI, and (c) commercial operation of the Rhode Island project. To date, York has made payment of the first $562,500 installment.

Pursuant to the Rhode Island LLC Agreement, our right to receive distributions from OERI are subject to certain priorities in favor of York, as follows:

(a)	The amount of any excess profits from “feedstock tipping fees” shall be distributed with twenty percent (20%) going to York, and eighty percent (80%) going to us;
(b)	The amount of any excess profits from “thermal energy” shall be distributed equally between us and York; and
(c)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership in Rhode Island.

In addition, our right to receive distributions upon a liquidation event of Rhode Island are subject to certain priorities in favor of York, as follows:

(a)	The unpaid guaranteed obligation return will be paid to York;
(b)	The unpaid rate of return, equal to nine percent (9%) per annum and compounded annually, of unrecovered capital contributions outstanding, will be paid to York;
(c)	The unpaid and unrecovered capital contributions outstanding will be paid to York; and
(d)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership in Rhode Island.

Pursuant to the Rhode Island LLC Agreement, Rhode Island is managed by a board of managers initially consisting of three managers (the “Rhode Island Board”). So long as York owns more than 50% of the membership interests of Rhode Island, York is entitled to appoint two of the Rhode Island Board’s three managers. So long as we own no less than 50% of the membership interests of Rhode Island that we acquired pursuant to the Concord Development and Indemnification Agreement, we are entitled to appoint one manager of the Rhode Island Board. In the event that the Rhode Island Board determines in good faith that additional equity capital is needed by Rhode Island and is in the best interests of the Rhode Island project, the Rhode Island Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, if we do not exercise our pre-emptive right with respect to such units, our percentage interest in Rhode Island would be reduced accordingly. The Rhode Island LLC Agreement also contains certain restrictions on our right to transfer our membership interests in Rhode Island to third parties.

The New OERI Purchase Agreement

On April 8, 2015, we entered into the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Rhode Island and OERI (the “New OERI Purchase Agreement”), pursuant to which (i) Rhode Island purchased all of Orbit’s right, title and interest in and to the membership interests of OERI (the “OERI Interests”), (ii) Orbit abandoned all economic and ownership interest in the OERI Interests in favor of Rhode Island, (iii) Orbit ceased to me a member of OERI and (iv) Rhode Island was admitted as the sole member of OERI.

Under the Amended OERI Purchase Agreement and the New OERI Purchase Agreement, we had agreed to pay to Orbit the costs of evaluating and incorporating into the Rhode Island project Orbit’s high solids anaerobic digestion technology and two HSAD Units designed by Orbit. Orbit was unable to design and install this technology into the Rhode Island project, and we never paid or became obligated to pay any costs pursuant thereto. Instead, digesters designed and provided by Auspark LLC, the project’s engineering, procurement, construction and technology provider, have been incorporated into the Rhode Island project.

The New OERI Purchase Agreement also carries forward from the Amended OERI Purchase Agreement our obligation to pay Orbit an amount equal to thirty percent (30%) of the Rhode Island project’s distributable cash flow after we and the other equity investors in the Rhode Island project fully recoup our respective investments in the Rhode Island project (such investments to be calculated solely as amounts expended in and for the construction of the Rhode Island project) and the Rhode Island project achieves a thirty percent (30%) internal rate of return. The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature, as well as the OERI Management Fee.

On January 23, 2017, the Company and Orbit entered into an agreement to reduce certain of the Company’s obligations to Orbit under the Amended OERI Purchase Agreement and the New OERI Purchase Agreement, as set forth above (please refer to the above descriptions).

The Operations of the Rhode Island project

OERI and The Narragansett Electric Company d/b/a National Grid (“National Grid”) are parties to a Power Purchase Agreement, dated May 26, 2011 and amended on April 11, 2013, December 9, 2013, January 9, 2015 and May 27, 2016 (as amended, the “National Grid PPA”), pursuant to which OERI has agreed to sell, and National Grid has agreed to purchase, the energy output of OERI’s facility, subject to the terms and conditions of the National Grid PPA. Among other things, the National Grid PPA required OERI to commence commercial operations by December 31, 2015, which could be extended up to six months by OERI upon deposit of $22,500 of collateral. Since commercial operations were not commenced by December 31, 2015, OERI paid an additional “Development Period Security” of $22,500 pursuant to the National Grid PPA, such funds having been contributed to OERI by York. On May 27 2016, National Grid agreed to modify the date to commence commercial operations to June 30, 2017. As an incentive and evidence of good faith to achieve commercial operation, OERI posted additional collateral in the amount of $22,500, such funds having been contributed to OERI by York. The National Grid PPA is effective for 15 years from the date commercial operations are commenced, which may be extended by 6 years at the option of National Grid. The loss of National Grid as a customer of OERI could have a material adverse effect on the Company.

OERI has obtained all the required permits, except for the operating permit, to achieve commercial operation. Although no assurances can be given, we expect the Rhode Island project to commence commercial operations on or before the modified date to commence commercial operations, or June 30, 2017.

OERI and Renewable Organics Management LLC are parties to an Organic Waste Delivery Agreement, dated October 13, 2016, in respect of 80,000 tons per year of organic feedstock. This agreement has a five-year term, subject to renewal, and begins upon commencement of operations, at which time feedstock will be supplied to the Rhode Island project. OERI is projected to require 80,000 tons per year of organic feedstock on a daily basis, so the quantity represented by this agreement is expected to satisfy 100% of facility’s feedstock requirements for operations.

As of December 31, 2016, we have recorded deferred revenue Deferred revenues from nonconsolidated affiliates in the amount of $5,658,169 with respect to our project in the Rhode Island project (which will be recorded as revenue upon the commencement of its commercial operations.

Our Italy Projects

The Acquisition of Our Italy Projects

On May 14, 2015, we entered into a Share Purchase Agreement (the “Italy Projects Agreement”) with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (each, a “Seller” and collectively, the “Sellers”) through our indirect, wholly-owned subsidiary, Bluesphere Italy S.r.l. (we subsequently changed the name of Bluesphere Italy S.r.l to Bluesphere Pavia S.r.l (“Blue Sphere Pavia”), which is the name we use herein). Pursuant to the Italy Projects Agreement, we agreed to purchase one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (each, an “SPV” and collectively, the “SPVs”) from the Sellers, who collectively held all of the outstanding share capital of each SPV. Each SPV is engaged in the owning and operating of an anaerobic digestion biogas plant for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to a power purchase agreement. All references to, and descriptions of, the Italy Projects Agreement incorporate the terms of an amendment to the same entered into by the parties on December 14, 2015.

Pursuant to the Italy Projects Agreement, the we agreed to pay an aggregate purchase price of €5,600,000 for all of the SPVs, which, less certain credits applied, has adjusted to $5,646,628 (€5,200,000) (the “Purchase Price”). Fifty percent (50%) of the Purchase Price, less certain credits, was due to the Sellers on the Closing Date and the remaining balance along with annual interest rate of two percent (2%) (“the deferred payment”), less certain credits, is due to the Sellers on the third anniversary of the Closing Date. The Purchase Price is subject to certain adjustments and to an adjustment based on the actual EBITDA results in the 18 months following the Closing Date, per the following mechanism:

(a)	If the actual EBITDA in the 18 months following the Closing Date divided by 1.5 is greater than € 934,519, then the deferred payment shall be increased by the amount equal to fifty percent (50%) of the difference.
(b)	If the actual EBITDA in the 18 months following the Closing Date divided by 1.5 is lesser than € 934,519, then the deferred payment shall be reduced by the amount of the amount necessary to maintain a Purchase Price that yields an Equity IRR of twenty-five percent (25%), but not more than 35% of the remaining balance.

Under the Italy Projects agreement, EBITDA is defined as “total cash revenues received minus all cash expenditures made during the relevant period excluding principle and interest payments due to the bank and taxes”.

Pursuant to the Italy Projects Agreement, the Company will reimburse the Sellers the VAT amount that was requested and will be requested by the SPVs for the fiscal year of 2014. The reimbursed amount will not exceed €1,160,425 and will be refunded to the Sellers only after the amount is refunded to the Blue Sphere Pavia by the VAT authorities in Italy. Pursuant to the Italy Projects Agreement, we also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Blue Sphere Pavia under the Italy Projects Agreement.

On December 14, 2015 (the “Closing Date”), pursuant to the Italy Projects Agreement, we completed the acquisitions of one hundred percent (100%) of the share capital of the “SPVs. On the Closing Date, the Company paid an amount of $2,143,181 (€1,952,858), which represented fifty percent (50%) of the Purchase Price adjusted for certain post-closing adjustments and closing costs. The remaining balance of of the Purchase Price (balance less the adjusted closing payment) is promised by a note accruing interest at an annual rate of two percent (2%) to each Seller, with such principal and interest accrued due to each Seller on or before the third anniversary of the Closing Date, subject to adjustment to the variation of EBITDA, as described above. The portion of the Purchase Price and closing costs paid at closing was primarily financed by a loan of €2,900,000, obtained pursuant to the Helios Loan Agreement.

The closing of the Italy Projects Agreement was subject to certain conditions precedent including, but not limited to, obtaining consent to the proposed sale and resulting change of control from Banca IMI S.p.A. (“the SVPs’ lender”) in connection with a certain Financing Agreement, dated February 25, 2013, between the SPVs, Banca IMI S.p.A. and Intesa San Paolo S.p.A, as well as from other counterparties to certain agreements to which the SVPs are a party. After the Closing Date, the SPV’s paid a waiver fee of approximately $109,000 to the SVPs’ lender, such amount representing 50% of the fees and expenses charged by the lenders in connection with obtaining these consents.

The Operations of the Italy Projects

On July 17, 2015, we entered into a Framework EBITDA Guarantee Agreement (the “Framework EBITDA Agreement”) with Austep S.p.A. (“Austep”), an Italian corporation. Austep specializes in the design, construction, operation and servicing of anaerobic digestion plants. The Framework EBITDA Agreement provides a framework pursuant to which Austep will perform technical analyses of operating anaerobic digestion plants in Italy that we identify as potential acquisition targets. If and when we acquire such anaerobic digestion plants in Italy, subject to the terms of the Framework EBITDA Agreement, we and Austep have agreed to negotiate individual agreements pursuant to which Austep will operate, maintain and supervise each plant and guarantee agreed-upon levels of EBITDA to us for a specified period. The Framework EBITDA Agreement will apply to the first fifteen anaerobic digestion plants that we may acquire in Italy, including the plants subject to the Italy Projects Agreement.

On the Closing Date, each SPV entered into Plant EBITDA Guarantee Agreement with Austep (collectively, the “Plant EBITDA Agreements”). In accordance with the Plant EBITDA Agreements, Austep will operate, maintain and supervise each biogas plant owned by the SPVs. In addition, the Plant EBITDA Agreements guaranteed a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs, collectively, for the initial six months following the Closing Date, and thereafter the Plant EBITDA Agreements guarantee an annual aggregate EBITDA of $4,082,946 (€3,760,000) from the four SPVs, collectively. Pursuant to the terms of the Plant EBITDA Agreements, the Company will receive the guaranteed levels of EBITDA, and Austep will receive ninety percent (90%) of the revenue in excess of such levels.

The Helios Loan Agreement

On August 18, 2015, we and two of our wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern Sphere”), the parent of Blue Sphere Pavia, and Blue Sphere Pavia, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”) to finance the Italy Projects Agreement. Under the Helios Loan Agreement, Helios made up to five million euros (€5,000,000) available to Blue Sphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SPVs acquired, (b) seventy to eighty percent (70-80%) of the total required investment of up to three SPVs subsequently acquired, if applicable, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SPV acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Helios’s obligation to provide additional funds under the Helios Loan Agreement, in connection with subsequently acquired SPVs, terminated on June 30, 2016.

As of December 31, 2016, the outstanding balance under the Helios Loan was $2,607,000. Subject to specified terms, representations and warranties, the Helios Loan Agreement provides that each loan thereunder will accrue interest at a rate of fourteen and one-half percent (14.5%) per annum, and that Helios is entitled to an annual operation fee of one and one-half percent (1.5%) per annum. Payments of principal, interest and the operation fee are due and payable quarterly. The final payment for each loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to Blue Sphere Pavia, and (b) the date that the license to produce electricity granted to the relevant SVP expires. Pursuant to the Helios Loan Agreement and an equity pledge agreement, We pledged all our shares in Blue Sphere Pavia to secure all loan amounts utilized under the Helios Loan Agreement.

On December 2015, we borrowed €2,900,000 ($3,149,000) under the Helios Loan Agreement to finance the purchase of the SPVs. No additional funds have since been borrowed.

Fast Charging Battery Technology

On March 2016, we entered into a Share Sale and Purchase Agreement with Voltape Ltd., a company incorporated in Israel (“Voltape”). Pursuant to the Share Sale and Purchase Agreement, we agreed to sell, and Voltape agreed to purchase, 6,860 ordinary shares of Quickcharge Pte. Ltd., a company incorporated in Singapore (“Quickcharge”), such shares representing our entire interest in Quickcharge. In consideration for the shares of Quickcharge, Voltape paid USD $100,000 to the Company. In satisfaction of a condition precedent to the closing of the Share Sale and Purchase Agreement, on March 13, 2016, we entered into a License Termination Agreement with Nanyang Technological University. The Termination Agreement terminates the License Agreement (the “License Agreement”), dated October 30, 2014, between the Company and Nanyang Technological University. The Company has entered the Agreements to divest its interests in this technology and focus on its core businesses.

Strategy

Our main focus is providing tailored solutions internationally to produce clean energy primarily out of the treatment of waste. We are focused on waste-to-energy projects in the United States, Italy, the Netherlands, the United Kingdom and Israel and are in the process of developing a pipeline of similar projects. We believe there is a virtually endless supply of waste suitable for such projects and the demand for energy (particularly from such projects) is growing consistently.

Our model is to acquire or build, own and operate waste-to-energy facilities. We select projects with signed, long-term agreements with waste producers or waste haulers for feedstock, with national governments or electricity corporations for energy output and with private entities for the sale of other project by-products (such as renewable energy credits, heat, compost and fertilizer). We are currently evaluating several types of projects: (i) anaerobic digestion to electricity, (ii) landfill gas to energy, (iii) anaerobic digestion to renewable natural gas, (iv) biomass to electricity, (v) energy crop to electricity, (vi) pyrolysis to electricity and thermal and (vii) incineration to electricity.

A component of the clean energy and waste-to-energy industry in the United States is renewable energy credits (“RECs”). A REC represents a MWh or KWh of clean energy. Many states, including North Carolina and Rhode Island, the sites of our two United States projects, require their utilities to prove that a portion of the energy they sell is produced from clean or renewable sources. A REC is used to demonstrate that the relevant unit of energy has a clean or renewable source. Consequently, utilities purchase RECs from producers of clean and renewable energy. Our agreements with Duke Energy Carolinas, LLC (“Duke Energy”) and The Narragansett Electric Company d/b/a National Grid (“National Grid”), for our North Carolina and Rhode Island projects, respectively, provide for “bundled” pricing for the sale of electricity and RECs.

We expect to generate revenue through sales of thermal and electrical energy, energy efficiency technologies and RECs, and by-products, project development services, and tipping fees from accepting waste. On November 18, 2016, our project in the Charlotte, NC Waste to Energy Anaerobic Digester 5.2 MW Plant commenced commercial operations and started to provide its output to Duke Energy pursuant to the power purchase agreement with Duke Energy. The commencement of the commercial operations includes the gradual intake of waste from the facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the facility to operate at full capacity. As of December 31, 2016, the facility is in its mechanical completion and ramp-up phase of the project. We estimate that this project will be fully completed by April 30, 2017.

Our strategy is to integrate all activities and components that make up a waste-to-energy project and provide a turn-key, one-stop shop solution for waste-to-energy development. We are also actively seeking to acquire facilities that are in various stages of development. We work with and outsource key components of our projects to engineering, procurement and construction (“EPC”) providers and other project participants that provide the most economically viable solution for each individual project. The EPC providers may also be the provider of the technology used for each project. We The EPC providers may also be the provider of the technology used for each project. We believe this provides us the flexibility and freedom to tailor the best solution for each project. We expect that we will remain involved in managing and financing all aspects of our projects throughout their lifetimes or until they are sold. We believe this assures all of the involved stakeholders, including waste producers, financing stakeholders, EPC and technology providers, and customers, that there is long-term continuity and responsibility for each project.

We aim to be distinctive and successful in the waste-to-energy market by:

●	providing a one-stop, turn-key/build, own and operate/transfer solution;

●	identifying and obtaining the rights to lucrative projects without incurring material expense;
●	delivering seamless and professional project implementation through a combination of our own expertise and the use of third-party experts with a track-record of success;
●	being technology agnostic and using mature and well-known technologies and when necessary to tailor-make cost-efficient and effective solutions for our projects;
●	leveraging our management’s more than 30 years of experience in successful implementation of large and complex projects in the developing world;
●	building local and international teams to support each project;
●	obtaining political, property, non-performance and insolvency insurance for our projects; and
●	receiving almost all of our revenue in United States dollars or euros, whether operating in the United States, Europe or the developing world.

Competition

There are a number of other companies operating in the clean energy and waste-to-energy space, ranging from other project developers to service or equipment providers, buyers and/or investors. Unlike the common market approach in this space (i.e., being solely a project developer, service or equipment provider or a buyer or investor), we seek to provide a one-stop shop, turn-key solution for project development and operation. As described above, our business model is to acquire or develop and manage all aspects of project implementation and sales of the project’s clean energy and by-products. We believe this integrated approach is attractive to project stakeholders and will differentiate us in a positive manner from our competition. We are aware of several competitors in the United States, such as – Harvest Power, Neo Energy, Anaergia, Quasar, CH4 and others. We value these companies, as they are helping to create awareness and credibility for the waste-to-energy space. However, companies in the waste-to-energy industry tend to focus on new or singular technologies, whereas we believe that we have a competitive advantage in being technology agnostic. By having our own technology experts, we are able to focus on finding the best locations where waste is abundant and implementing the best technology for that particular waste stream.

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

Government Regulation

Permitting

Each of our projects in development requires certain government approvals. In the United States, the standard required environmental permits relate to solid waste composting and air quality. All construction and operational permits for our North Carolina and Rhode Island projects have been obtained, except for the operating permit to achieve commercial operation for our Rhode Island project. In Italy, all permits for operation of the projects have been received, and these projects are operational.

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

Employees

We have eleven full-time basis professionals: our non-executive chairman, chief executive officer, two executive vice-presidents, chief technical officer, chief financial officer, controller for European operations, vice president of strategy and business development, vice president investor relations, operation manager for the United States market and vice president of business development for the United States market. We also employ one part-time office manager. Our subsidiary, Eastern Sphere, has two full-time employees, our vice president of business development for the European market and our executive vice president of mergers and acquisitions.

Segments and Geographic Information

We have one reporting segment. For information regarding revenue and other information regarding our results of operations for each of our last two fiscal years, please refer to our financial statements included in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K.

Corporate History

We were incorporated in the state of Nevada on July 17, 2007 and were originally in the business of developing and promoting automotive internet sites. In March 2010, we conducted a reverse merger, name change and forward split of our Common Stock, and current management took over operations, at which point we changed our business focus to become a project integrator in the clean energy production and waste to energy markets.

In 2013, we amended and restated our Articles of Incorporation to, among other things, (a) authorize the issuance of 500,000,000 shares of preferred stock, $0.001 par value, in one or more series and with such rights, preferences and privileges as our Board of Directors may determine and (b) effect a 1 for 113 reverse stock split of our outstanding Common Stock.

Our direct wholly-owned subsidiaries are Eastern Sphere, Binosphere LLC (“Binosphere”), Bluesphere Pavia and Blue Sphere Brabant B.V. (“BSB”). Through our ownership of Blue Sphere Pavia, we own 100% of Agricerere S.r.l., Agrielekra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. Through our ownership of Eastern Sphere, we own 50% of Sustainable Energy Ltd. (“SEL”) and PureSphere Ltd. We also own a 25% interest in Concord (which owns OEC) and a 22.75% interest in Rhode Island (which owns OERI). On January 31, 2017, we dissolved Johnstonsphere LLC, which had no operations.

Our Corporate Information

Our principal executive offices are located at 301 McCullough Drive, 4th Floor, Charlotte, North Carolina 28262 and our telephone number is (704) 909-2806. Our web address is http://www.bluespherecorporate.com. The information on our website does not form a part of this report.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located in North Carolina at 301 McCullough Drive, 4th Floor, Charlotte, NC 28262. We lease office space at this site for $196 per month. We also have office space located at 35 Asuta St. Even Yehuda, Israel 40500, for which we pay the operating expenses but do not pay any rent. Each of the SPVs owned by Blue Sphere Pavia lease the property used for the operation of the facilities. We intend to obtain additional working space near our projects if and when we believe this is necessary for the development and operation of the projects. Until such time, we believe that our property is adequate for the conduct of our business.

Item 3. Legal Proceedings

From time to time we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. Except as noted below, we and our subsidiaries are currently not a party, nor is our property subject, to any material pending legal proceedings. None of our directors, officers, affiliates, or any owner of record or beneficially of more than five percent of our Common Stock, is involved in a material proceeding adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against us and Shlomo Palas, our Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of USD $428,964.70, plus interest for a total of USD $652,000 (the “Barkats Litigation”). The Barkats Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York (the “New York Court”), Index No. 655600/2016. On October 26, 2016, without notice to us or Mr. Palas or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting us and Mr. Palas from “transferring or dissipating their assets … to the extent of $652,000”, pending the return date of JS Barkats PLLC’s asset attachment motion, due November 17, 2016. On October 28, 2016, we received notice of the foregoing. On October 31, 2016, we removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404.

It is the Company’s position that by operation of law, the TRO expired no later than November 15, 2016. On November 18, 2016, the Company and Mr. Palas moved to compel mediation and arbitration of the dispute. Subsequently, on December 6, 2016, JS Barkats PLLC filed a motion to remand the action to the New York Court and also filed a motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Company has opposed both motions. We terminated the services of JS Barkats LLC in 2012 and believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO. We intend to vigorously defend against the Barkats Litigation, the TRO and any other attempts to attach the assets of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

The following are sales of our unregistered securities during the fiscal year ended December 31, 2016 that have not otherwise been reported in our periodic or current reports:

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

On February 15, 2016, we completed a private offering representing aggregate gross proceeds to the Company of $1,925,000 (the “February 2016 Offering”), pursuant to which we issued (i) 35,000,000 shares of our Common Stock priced at $0.055 per share, the closing price for our shares of Common Stock reported by the OTCQB Venture Marketplace on the trading day prior to the closing of the February 2016 Offering, and (ii) 5-year warrants to purchase up to 17,500,000 shares of our Common Stock at an exercise price of $0.10 per share, which was equal to 50% of the shares purchased in the offering. The Company engaged Maxim Group LLC to assist in the offering, pursuant to which Maxim received 5-year warrants to purchase (a) up to 2,800,000 shares of our Common Stock at an exercise price of $0.0605 per share and (b) up to 1,400,000 shares of our Common Stock at an exercise price of $0.11 per share. The form and terms of the warrants issued to Maxim were substantially the same as the warrants issued to the February 15, 2016 investors.

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

On June 2, 2016, the Company issued 13,930,742 shares of its Common Stock in consideration of $145,525 in proceeds pursuant to all but one of the investors in a private placement of up to $250,000 of its Common Stock to finance a portion of the funds necessary to complete the acquisitions of the projects by Blue Sphere Pavia closed on December 2, 2015. On or about December 13, 2016, the Company issued the remaining 7,658,129 shares of its Common Stock, in consideration for $83,949 of proceeds.

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

In June and July 2016, The Company conducted an offering (the “June 2016 Offering”) consisting of (a) up to USD $3,000,000 of shares of its Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace on the trading day prior to each respective closing of the offering, and (b) five (5) year warrants to purchase shares of its Common Stock in an amount equal to one hundred percent (100%) of the number of shares of Common Stock so purchased by the subscriber, with an exercise price equal to the per share price of the Common Stock, or $0.011 per share, whichever is greater. On July 26, 2016, the Company completed closings of the June 2016 Offering, both such closings representing aggregate gross proceeds to the Company of $1,370,000. In connection with both closings, the Company and subscribers entered into (i) subscription agreements and issued 18,266,668 shares of Common Stock at $0.075 per share, and (ii) warrants to purchase up to 18,266,668 shares of Common Stock at an exercise price of $0.11 per share. The Company engaged Maxim Group LLC to assist in the offering, pursuant to which, Maxim Group LLC received commissions equal to 4.44% of the gross proceeds raised, warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.0825 per share, and warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.121 per share.

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

On October 25, 2016, we completed a private placement of our securities to JMJ Financial, an accredited investor (the “October 2016 Financing”). Pursuant to the October Financing, we entered into a Securities Purchase Agreement with the investor thereby agreeing to issue shares of Common Stock, notes, and warrants to purchase shares of Common Stock, in exchange for USD $500,000 paid at closing and an additional USD $250,000 which were paid at December 20, 2016 after the achievement of certain milestones, as well as up to an additional USD $250,000 in financing upon the mutual agreement with the Investor. Pursuant to the terms of such October 2016 Financing, we agreed to issue to JMJ (i) restricted shares of Common Stock equal to twenty-five percent (25%) of the note principal paid to us by JMJ, subject to certain adjustments, (ii) a six (6) month promissory note covering the note principal plus an amount equal to approximately five percent (5%) of the actual note principal, in total USD $1,053,000, and (iii) a five (5) year warrant to purchase 10,000,000 shares of Common Stock with an aggregate exercise amount of USD $750,000.

On December 14, 2016, we issued 7,658,129 shares of our Common Stock in consideration of $83,949 pursuant to the July 2015 Offering Subscription Agreement.

On December 20, 2016, we issued 950,000 shares of Common Stock to the CEO of the Company and 850,000 shares of Common Stock to the Chairman of the Board of We under their service agreements with the Company. We have estimated and recorded the fair value of such shares as an expense of $50,025 which was recorded through the vesting periods.

On December 30, 2016, we issued 850,000 shares of Common Stock to an EVP of the under his service agreement with the Company. We have estimated and recorded the fair value of such shares as an expense of $23,623 which was recorded through the vesting period.

On December 30, 2016, we issued 5,775,000 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Incentive Plan and the Company’s Global Share Incentive Plan (2010). We has estimated and recorded the fair value of such shares as an expense of $386,347 which was recorded through the vesting periods.

On December 30, 2016, we issued 300,000 shares of Common Stock, in consideration for past services rendered a member of the Board of Directors to the Company. We have estimated the fair value of such shares, and recorded an expense of $19,770.

On January 31, 2017, we issued 404,167 shares of Common Stock to the Former Chief Financial Officer (Israel) of the Company and 350,000 shares of Common Stock to Former Chief Financial Officer (U.S.) of the Company under their departure settlement agreements with the Company.

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

Quarter Ended	High	Low

December 31, 2016	$0.08	$0.05
September 30, 2016	$0.08	$0.06
June 30, 2016	$0.09	$0.07
March 31, 2016	$0.09	$0.05

Quarter Ended	High	Low

December 31, 2015	$0.04	$0.02
September 30, 2015	$0.04	$0.01
June 30, 2015	$0.07	$0.02
March 31, 2015	$0.23	$0.04

Holders

As of December 31, 2016, we had 136 holders of record of our Common Stock, per the listing of stockholders maintained by the Company’s transfer agent, ClearTrust, LLC. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We had no share repurchase activity during the twelve months ended December 31, 2016.

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

Company Overview

We are an international developer and independent power producer active around the world in the clean energy production and waste to energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, waste to energy and related by-product potential to generate clean energy, soil amendments, compost and other by-products. We are currently focusing on projects related to the construction, acquisition or development of biogas facilities in the United States, Italy, the Netherlands, the United Kingdom and Israel.

Our business model is based on two main activities: we are a Build, Own & Operate (BOO) company, and we are a strategic acquirer of already constructed and operational facilities. In 2016, we continued to execute on our BOO business model by integrating the construction, financing and management of the North Carolina and Rhode Island projects. The North Carolina project commenced commercial operations on November 18, 2016 and we anticipate that the Rhode Island project to commence commercial operations by April 30, 2017 and to have a collective capacity of 8.4 MW. Any revenue generated by the North Carolina is recognized as Equity Income (loss) in Non-Consolidated Subsidiaries and any revenue generated by the Rhode Island project is recorded as deferred revenue from nonconsolidated affiliates until the facility is commercially operational. We also executed on our acquisition strategy in 2015 by acquiring four SVPs in Italy, each of which owns an operational anaerobic digester with approximately 1 MW of capacity. The foregoing achievements have put a tremendous burden on our human and financial resources. We plan to expand our BOO and strategic acquisition activities in the coming years, which will require adding members to our team and additional capital investments.

Results of Operations – For the Year Ended December 31, 2016 Compared to the Year Ended September 30, 2015

Results of Operations

Revenue from Services

Revenue from Services for the twelve-month period ended December 31, 2016 were $587,500 as compared to $0 for the twelve-month period ended September 30, 2015. The increase is attributable to commencement of the commercial operation of our North Carolina project.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $7,516,000 as compared to $5,317,000 for the year ended September 30, 2015. The increase is mainly attributable to the increase in compensation expenses to employees and service providers.

Net Loss

We incurred a net loss of $1,801,000 for the year ended December 31, 2016, as compared to a net loss of $7,462,000 for the year ended September 30, 2015. The decrease in net loss is mainly attributable to an increase in the nonconsolidated affiliates as a result of the commencement of the commercial operations of our North Carolina project.

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

As of December 31, 2016, we had cash of $416,000 as compared to $1,888,000 as of December 31, 2015. As of December 31, 2016, we had a working capital deficit of $9,669,000 as compared to $7,505,000 as of December 31, 2015. The decrease in our working capital deficit is mainly attributable to decrease in cash in the amount of $1,472,000, increase in current maturities of debentures and long term loan in the amount of $2,439,000 increase other accounts payable in the amount of $1,008,000. The decrease in our working capital deficit was mitigated by the decrease in deferred revenues from nonconsolidated affiliates in the amount of $3,394,000 due to the commencement of commercial operations of our North Carolina Project.

Net cash used in operating activities was $4,819,000 for the year ended December 31, 2016, as compared to $818,000 for the year ended September 30, 2015. The decrease is mainly attributable to the increase in Equity earnings in nonconsolidated affiliates and decrease in change in Fair Value of Warrants Liability expenses. Net cash used in operating activities was $2,125,000 for the three-month period ended December 31, 2015.

Net cash flows used in investing activities was $60,000 for the year ended December 31, 2016, as compared to $37,000 for the year ended September 30, 2015. Net cash flows used in investing activities was $2,143,000 for the three-month period ended December 31, 2015 which represents mainly the cash used to acquire the one hundred percent (100%) of the share capital of SPVs.

Net cash flows provided by financing activities was approximately $3,393,000 for the year ended December 31, 2016 as compared to approximately $718,000 for the prior period September 30, 2015. The increase in cash provided by financing activities was due to increase in Proceeds from issuance of shares and warrants due to offerings that we conducted during 2016 and decrease in our loan repayments. We have principally financed our operations through the sale of our Common Stock. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales. Net cash flows provided by financing activities was approximately $5,995,000 for the three-month period ended December 31, 2015 and represents mainly cash provided by our $3 million offering of senior debentures and warrants, as further described in our Form 8-K filed with the SEC on December 28, 2015, and loans received in connection with the acquisition of the SPVs.

To date, we have principally financed our operations through the sale of our Common Stock, the issuance of debt, our operations in Italy and development fees received for the North Carolina and Rhode Island projects. Although management anticipates that cash resources will be available to the Company, distributions from the Italians operations, North Carolina and Rhode Island projects it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months.

Therefore, we are still seeking to raise additional funds for future operations and possible project investment, and any meaningful equity or convertible debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements of any nature.

Change in Fiscal Year

As previously reported, on January 24, 2016, the Company’s Board changed the Company’s fiscal year end from September 30 to December 31, effective January 1, 2016. As a result of this change, the Company initially filed a Transition Report on Form 10-Q for the three-month period ended December 31, 2015, and the Company has included the audited financials for the three-month period ended December 31, 2015 with this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three months ended December 31, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending June 30, 2017.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended December 31, 2016. Based on that evaluation, our CEO and our CFO concluded that changes occurred in the Company’s internal controls over financial reporting during the three-month period ended December 31, 2016 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Specifically, the Company consolidated the roles and responsibilities of two individuals providing CFO services into one full-time CFO position.

Item 9B. Other Information

On February 13, 2017, we issued a 90-day Promissory Note to Viskoben Limited for the principal sum of $200,000 (the "Viskoben Note").  The Viskoben Note will mature on May 14, 2017, and bears interest at an absolute rate of ten percent (10.0%) through maturity, or a thirty percent (30.0%) rate of interest calculated annually.  Upon an event of default, which in addition to other standard provisions, includes the Company's failure to make payment under the Viskoben Note within 15 days of such payment being demanded by Viskoben Limited, the principal balance and all accrued interest shall immediately become due and payable.

The foregoing description of the Viskoben Note does not purport to be complete and are qualified in its entirety by reference to the full text of the Viskoben Note filed as Exhibit 10.31 hereto, and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers. The officers are appointed by our Board.

Name	Age	Position
Joshua Shoham	65	Chairman of the Board, Class III Director
Shlomo Palas	55	Chief Executive Officer, Class III Director
Yigal Brosh	53	Class II Director
Shimon Erlichman	65	Class I Director
Lyron Bentovim	47	Class II Director
David A. Doctor	65	Class I Director
Roy Amitzur	54	Executive Vice President
Ran Daniel	48	Chief Financial Officer
Elad Kerner	49	Executive Vice President

Joshua Shoham – Chairman of the Board – Mr. Shoham became our Chairman on March 2, 2012. Mr. Shoham has extensive experience in senior executive management and in international business development in the United States, Europe and China. He has held several General Manager positions and is co-founder of several high-tech startups. Mr. Shoham was also a strategic market development consultant responsible for a range of transactions in the Israeli and Chinese traditional and high-tech industries. He previously served as a director on the board of Bio-Cell (TASE: BCEL), which merged its activities into Protalix Biotherapeutics (AMEX: PLX). Mr. Shoham holds an MBA and a B.A. in Economics, both from the Hebrew University of Jerusalem, and an LL.B. degree from the Faculty of Law of Tel-Aviv University. Our Board believes Mr. Shoham’s qualifications to serve as a member of our Board include his extensive experience in senior management and international business development.

Shlomo Palas – Chief Executive Officer and Director – Mr. Palas became our Chief Executive Officer and a director on March 3, 2010. Mr. Palas is a highly experienced entrepreneur who has held executive positions at a number of leading Israeli firms. From 2005 to 2010, he served as an entrepreneur advising companies in the biodiesel industry. Prior to that he was a senior consultant with Mitzuv, a leading management consulting firm, and has served in a variety of marketing roles. Since 2010, Mr. Palas has specialized in the renewable and clean tech industries. He has gained significant experience in renewable and clean tech manufacturing, off-take contracts with leading petrol companies, legal/financial structuring, and fundraising for these industries. He has also developed a large network in private and government sectors in many cities across China. Mr. Palas previously served as Chief Executive Officer of Becco Biofuels China Ltd., which was a company active in the biofuel industry. Mr. Palas participated in the establishment of the largest commercial algae farm in China together with one of China’s largest electrical utilities. Mr. Palas holds a B.A. in Statistics and Management from Haifa University and an M.S. from Baruch College. Our Board believes Mr. Palas’ qualifications to serve as a member of our Board include his significant experience in renewable and clean tech manufacturing and his management and entrepreneurial experience.

Yigal Brosh – Director – Mr. Brosh has been a member of our Board since May 2014. Mr. Brosh is a director at Abroker Trading & Securities LTD. and Chairman of the Board at Environmental Services Company Ltd. Environmental Services Company is a government-owned national infrastructure company, established for the purpose of handling all the hazardous waste produced in Israel. The company owns the Ramat Hovav plant for the treatment of hazardous waste, which handles a wide variety of organic, inorganic and solid materials. Mr. Brosh previously served as a director at Analyst Portfolio Management Ltd. and is former Chief Executive Officer, director and partner of Millennium Mutual Funds. Mr. Brosh holds a B.A. in Economics and MBA (Hebrew University of Jerusalem) and an investment portfolio management license from the Israel Securities Authority (ISA). Our Board believes Mr. Brosh’s qualifications to serve as a member of our Board include his extensive experience in the environmental and waste management industry and his executive experience.

Shimon Erlichman – Director – Mr. Erlichman has been a member of our Board since September 2015. Mr. Erlichman previously served as Chief Financial Officer of two Israeli companies traded on the Israeli Stock Exchange and established his own company in 1980, which provides services to local and foreign companies in Israel. Mr. Erlichman holds a B.A. in Accounting and Economics from Bar Ilan University and is a member of the Israeli Institute of Certified Public Accountants. Our Board believes Mr. Erlichman’s qualifications to serve as a member of our Board include his financial expertise and his professional experience.

Lyron Bentovim – Director – Mr. Bentovim has been a member of our Board since August 2016. Mr. Bentovim presently serves as President and Chief Executive Officer of Glimpse Group, and is the founder and Managing Partner of DarkLight Partners, a strategic advisor to small and mid-cap companies. Prior to founding DarkLight Partners, from 2014 to 2015, Mr. Bentovim served as Chief Operating Officer and Chief Financial Officer of Top Image Systems (NASDAQ: TISA). Prior to this position he served as Chief Operating Officer and Chief Financial Officer of NIT Health from 2013 to 2014. From 2009 until 2012, Mr. Bentovim served as the Chief Operating Officer and the Chief Financial Officer of Sunrise Telecom Inc. Prior to joining Sunrise Telecom Inc., from 2001 until 2009, Mr. Bentovim was a Managing Director for Skiritai Capital LLC. Mr. Bentovim has over 20 years of industry experience, including his experience as a member of the board of directors for public and private companies, including Manhattan Bridge Capital, Inc., RTW Inc., Ault Inc., Top Image Systems, Three-Five Systems Inc., Sunrise Telecom Incorporated, and Argonaut Technologies Inc. Mr. Bentovim has also served in senior and executive positions with WebBrix Inc., USWeb/CKS, the Mitchell Madison Group LLC and McKinsey & Company Inc. Mr. Bentovim has an MBA from Yale School of Management and a Law degree from the Hebrew University. Our Board believes Mr. Bentovim’s qualifications to serve as a member of our Board include his professional executive experience and experience as a strategic advisor.

David Doctor – Director – Mr. Doctor has been a member of our Board since December 2016. Mr. Doctor presently serves as President and Chief Executive Officer of E4 Carolinas, Inc., a trade association for over 130 energy companies in North Carolina and South Carolina. In 2012, Mr. Doctor joined the Duke University Energy Initiative, where he served as a Director and Engagement Administrator, and presently serves as an Energy Industry Fellow. In 2009, Mr. Doctor co-founded Datrix World, LLC, and until 2011 served as Chief Executive Officer. In 2005, Mr. Doctor co-founded Interaction Intelligence Institute, Inc., and until 2009 served as its Chief Executive Officer. From 1997 until 2005, Mr. Doctor served as the University of Louisville’s College of Business Bank One Entrepreneur in Residence. From 2001 through 2003, Mr. Doctor served as Genscape, Inc.’s Chief Executive Officer and on its board of directors. From 1993 through 1997, Mr. Doctor was Chief Executive Officer of a subsidiary of Tenneco, Inc., Tenneco Energy Resources Corporation, a holding company containing 27 energy corporations. In 1994, Mr. Doctor co-founded and served as Chairman, President and Chief Executive Officer of EnTrade Corporation, a U.S. energy trading company which was sold to Tenneco Energy. Prior to that he served as Director of Strategy for Texas Gas Transmission Corporation. Mr. Doctor has established strategy for two Fortune 500 regulated energy utilities, and has co-founded or led seven companies, most of which have been companies in the energy industry. As a Chief Executive Officer, he has created or led more than a dozen start-ups, including energy trading, online collaboration, retail, energy information, consulting and software-as-a-service companies. Mr. Doctor has served on the boards of directors of seven private corporations. He has been twice named an Inc. Magazine/Ernst & Young Entrepreneur of the Year. Mr. Doctor is a 1974 Summa Cum Laude graduate of the University of Detroit. Our Board believes Mr. Doctor’s qualifications to serve as a member of our Board include his extensive leadership experience in the energy industry and his executive and strategic experience with developing and growing early stage companies.

Roy Amitzur – Executive Vice President – Mr. Amitzur has served as our Executive Vice President since August 2011. Since 2008 and prior to joining the Company, Mr. Amitzur served as President of Clean Technologies Group Ltd, a holding and integration company specializing in investment in water technologies and water and waste water project execution. In addition, Mr. Amitzur has previously managed a number of start-up companies, including Bio Pure Technology Ltd., Proxy Aviation Systems, Inc., and Aquarius Technologies Inc. Mr. Amitzur has significant experience in implementing BOT and turn-key projects in water technologies and water and waste water execution around the world.

Ran Daniel – Chief Financial Officer – Mr. Daniel has served as our Chief Financial Officer since May 2016,. From August 2014 to March 2016, Mr. Daniel served as General Counsel and Head of the Family Office of Elie Tahari Ltd., and from December 2012 to August 2014, he served as Executive Vice President of IDH Properties LLC. Mr. Daniel served as Principal of Daniel Capital Management Inc. from 2009 through December 2012. Mr. Daniel has more than 20 years of financial and business management experience in the United States, Europe and Israel. He has worked with real estate, fashion and high-tech companies as well as high net worth individuals. He has been involved with financing, project management, M&A and real estate transactions. Mr. Daniel is licensed as a Certified Public Accountant (CPA) in the United States and Israel, admitted to practice law in the State of New York, licensed as a Real Estate Broker in the State of New York and a Chartered Financial Analyst (CFA). Mr. Daniel is a member of the CFA Institute, the New York Society of Security Analysts and the New York State Bar Association. Mr. Daniel holds a Bachelor of Economics, a Bachelor of Accounting and an MBA in Finance from the Hebrew University, as well as a Graduate Degree in Law from Bar-Ilan University. Our Board believes Mr. Daniel’s qualifications to serve as our Chief Financial Officer include his extensive chief financial executive experience, his expertise in reporting and finance-related activities for international operations, and his experience in M&A and real estate activities.

Dr. Elad Kerner – Executive Vice President – Dr. Kerner has served as our Executive Vice President since January 2016. Dr. Kerner has a Ph.D. in law from Bar-Ilan University and brings wealth of knowledge in economics, finance and management. Dr. Kerner is an expert in commercial transactions, international investment, mergers & acquisitions, corporate finance and corporate governance. Before joining Blue Sphere, Dr. Kerner was General Counsel for Israel Aerospace Industries, Ltd, was the Chief Executive Officer of Toptrio Group and was a Partner in the law firm of Shugol, Ketzef, Ehrlich, Kerner & Co. Dr. Kerner was a Lieutenant Colonel and Military Judge in the Israeli Defense Forces.

Legal Proceedings

We know of no pending proceedings in which any director, officer, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries, except for our Chief executive Officer, Shlomi Palas, who is a co-defendant in the Barkats Litigation as described above.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

Corporate Governance

Board of Directors

We currently have six directors serving on our Board of Directors. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board consent in writing to the action.

We are not a listed issuer, as such term is defined in Rule 10A-3 of the Exchange Act, and are therefore not subject to director independence standards. However, using the definition of “independent director” from NASDAQ Rule 5605(a)(2), the following directors would be considered independent: Yigal Brosh, Shimon Erlichman, David Doctor and Lyron Bentovim.

Our directors are elected by the vote of a majority in interest of the holders of our Common Stock and hold office until the earlier of his or her death, resignation, removal or expiration of the term for which he or she was elected and until a successor has been elected and qualified. The Board may also appoint directors to fill vacancies on the Board created by the death, resignation or removal of any director. Our Board consists of three classes of directors, apportioned as equally as possible, each of which is elected every three years.

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

Committees of the Board of Directors

On October 12, 2015, our Board designated the following three committees of the Board: an Audit Committee, a Finance Committee and an Administration and Management Committee. On November 20, 2016, our Board designated the following two committees of the Board: a Compensation Committee and a Nominations Committee.

Shimon Erlichman is the Chairman of the Audit Committee, and Yigal Brosh and Lyron Bentovim are its members. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that Yigal Brosh, Shimon Erlichman and Lyron Bentovim would each be considered “independent directors” and “Audit Committee financial experts” within the meaning of the NASDAQ and Exchange Act rules.

Lyron Bentovim is the Chairman of the Finance Committee, and Yigal Brosh and Shlomo Palas are its members. The Finance Committee is responsible for, among other things, reviewing our investment policy, annual financing plan and financial structure.

The members of the Administration and Management Committee are Shlomo Palas and Joshua Shoham. The Administration and Management Committee is responsible for, among other things, managing and overseeing daily operations and transactions in the ordinary course of our business.

Yigal Brosh is the Chairman of the Compensation Committee, and Shimon Erlichman is a member. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Board has determined that Yigal Brosh and Shimon Erlichman would each be considered “independent directors” within the meaning of the NASDAQ and Exchange Act rules.

David Doctor is the Chairman of the Nominations Committee, and Shimon Erlichman and Lyron Bentovim are its members.The Nominations Committee is responsible for, among other things, establishing and overseeing the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, and any related matters required by federal securities laws. The Board has determined that David Doctor, Lyron Bentovim and Shimon Erlichman would be considered “independent directors” within the meaning of the NASDAQ and Exchange Act rules.

Current copies of the charters of the Audit Committee, Finance Committee, Compensation Committee and Nominations Committee are available on our corporate website at http://www.bluespherecorporate.com.

Code of Ethics

On April 27, 2016, our Board approved and adopted a code of ethics (the “Code of Ethics”). The Code of Ethics is applicable to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules and regulations; rules to promote full, fair, accurate, timely and understandable disclosure; use of Company assets and corporate opportunities; confidentiality; fair dealing; and reporting and enforcement. A current copy of the Code of Ethics is available on our corporate website at http://www.bluespherecorporate.com.

Anti-Harassment Policy

On April 27, 2016, our Board approved and adopted an anti-harassment policy (the “Anti-Harassment Policy”). The Anti-Harassment Policy is applicable to all of our directors, officers and employees and addresses, among other things, fair treatment of individuals in the workplace.

Compliance under Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2016, all filing requirements applicable to the Reporting Persons were timely met.

Stockholder Communications

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at 301 McCullough Drive, 4th Floor, Charlotte, North Carolina 28262, Attention: Stockholder Communication. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11. Executive Compensation

Executive Summary Compensation Table for Calendar Years 2015 and 2016

The table below sets forth, for our last two calendar years, the compensation earned by our named executive officers, Shlomo Palas, our Chief Executive Officer, Roy Amitzur and Elad Kerner, our Executive Vice Presidents.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(3)	Total ($)

Shlomo Palas (4)	2016	204,000	—	216,386	—	—	—	36,720	457,106
(CEO)	2015	183,000	—	72,354	—	—	—	4,590	259,944

Roy Amitzur	2016	180,000	—	209,543	—	—	—	32,400	421,943
(EVP)	2015	180,000	—	69,100	—	—	—	4,050	253,150

Elad Kerner	2016	201,627		75,650					277,277
(EVP)	2015	—	—	—	—	—	—	—	—

(1)	For assumptions made in the valuation of stock awards and option awards, see Note 15 to our Audited Consolidated Financial Statements.
(2)

On February 24, 2015, as previously reported for option award amounts reflected for 2015, the Board granted five-year options to purchase shares of Common Stock at an exercise price of $0.14 per share to Messrs. Palas and Amitzur under the 2014 Incentive Plan, but such options were subsequently terminated on November 20, 2016.

(3)	All other compensation includes payment by the Company into specified welfare benefit plans and required insurance payments.
(4)	Shlomo Palas is also a director of the Company. Mr. Palas receives no compensation as a director.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shlomo Palas (1) (CEO)	230,089	—	0.5763	04/30/2018	300,000	20,070	—	—
Roy Amitzur (2) (EVP)	168,142	—	0.5763	04/30/2018	291,667	19,512	—	—

(1)	On April 30, 2013, under the 2010 Incentive Plan, Mr. Palas was granted options to purchase 230,089 shares of Common Stock, which vested quarterly over a two-year period. The options are fully vested and exercisable for 5 years from the date of the grant at an exercise price of $0.5763 per share. On February 24, 2015, pursuant to the 2014 Incentive Plan, Mr. Palas was granted 3,600,000 shares of Common Stock, vesting on a quarterly basis over a two-year period. As of December 31, 2016, 3,300,000 of such shares have been issued, with the final installment of 300,000 shares vesting on March 31, 2017.
(2)	On April 30, 2013, under the 2010 Incentive Plan, Mr. Amitzur was granted options to purchase 168,142 shares of Common Stock, which vested quarterly over a two-year period. The options are fully vested and exercisable for 5 years from the date of the grant at an exercise price of $0.5763 per share. On February 24, 2015, pursuant to the 2014 Incentive Plan, Mr. Amitzur was granted 3,500,000 shares of Common Stock, vesting on a quarterly basis over a two-year period. As of December 31, 2016, 3,208,333 of such shares have been issued, with the final installment of 291,667 shares vesting on March 31, 2017.

Narrative Disclosure to Executive Summary Compensation Table and Outstanding Equity Table

Shlomo Palas

 On October 15, 2015, we entered into a service agreement with Mr. Palas to retain him as the Company’s Chief Executive Officer. The service agreement, which was intended to extend the term of a previous service agreement with Mr. Palas, will expire on October 15, 2020, subject to a five-year extension at the option of the Company and Mr. Palas. As Chief Executive Officer, Mr. Palas, among other duties, is responsible for setting our overall corporate direction, including establishing and maintaining budgets and ensuring we have adequate capital for our operations, marketing and general corporate activities. Under the terms of his service agreement, Mr. Palas will receive $204,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting on each one year anniversary of the agreement to purchase 950,000 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Palas will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Palas’ employment may be terminated with or without cause by the Company, subject to the terms of his service agreement. Mr. Palas received $183,000 in annual base compensation in 2015 and $204,000 in annual base compensation in 2016. Pursuant to his service agreement, Mr. Palas exercised options to purchase 950,000 shares of Common Stock at an exercise price of $0.01 on December 20, 2016.

On February 24, 2015, Mr. Palas was issued 750,000 shares of Common Stock under the 2010 Incentive Plan. In addition, on February 24, 2015 the Company granted 3,600,000 shares of Common Stock to Mr. Palas under its 2014 Incentive Plan. The shares vest on a quarterly basis over a two-year period and will be issued in annual installments. As of December 31, 2016, 3,300,000 of such shares have been issued to Mr. Palas, with the final installment of 300,000 shares to be issued following March 31, 2017. Also on February 24, 2015, the Board granted options to purchase up to 900,000 shares of Common Stock to Mr. Palas, such options having never been issued and subsequently terminated on November 20, 2016.

Roy Amitzur

On October 15, 2015, we entered into a service agreement with Roy Amitzur and JLS Advanced Investment Holdings Limited (“JLS”), a company owned by Mr. Amitzur, to retain Mr. Amitzur as the Company’s Executive Vice President. On December 29, 2016, we entered into an addendum to Mr. Amitzur’s service agreement, whereby the parties and Renewable Energy Management Services (“RES”), a wholly owned subsidiary of RR Water Projects Ltd., which is owned and controlled by Mr. Amitzur and his wife, agreed that all compensation and equity paid, issued or granted thereunder will be to REM. The service agreement, which was intended to extend the term of a previous service agreement with Mr. Amitzur, will expire on October 14, 2020, subject to a five-year extension at the option of the Company and Mr. Amitzur. As Executive Vice President, Mr. Amitzur, among other duties, is responsible for developing and managing the Company’s projects and sourcing the required capital for such projects. Under the terms of his service agreement, Mr. Amitzur will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting on each one year anniversary of the agreement to purchase up to 850,000 shares of the Company’s common stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Amitzur will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Amitzur’s employment may be terminated with or without cause by the Company, subject to the terms of his service agreement. Mr. Amitzur received $180,000 in annual base compensation in 2015 and in 2016. Pursuant to his service agreement, Mr. Amitzur exercised options to purchase 850,000 shares of Common Stock at an exercise price of $0.01 on December 30, 2016.

On February 24, 2015, Mr. Amitzur was issued 675,000 shares of Common Stock under the 2010 Incentive Plan. In addition, on February 24, 2015 the Company granted 3,500,000 shares of Common Stock to Mr. Amitzur under its 2014 Incentive Plan. The shares vest on a quarterly basis over a two-year period and will be issued in annual installments. As of December 31, 2016, 3,208,333 of such shares have been issued to Mr. Amitzur, with the final installment of 291,667 shares to be issued following March 31, 2017. Also on February 24, 2015, the Board granted options to purchase up to 700,000 shares of Common Stock to Mr. Amitzur, such options having never been issued and subsequently terminated on November 20, 2016. All such shares and options are have been transferred or issued into the name of RES.

Elad Kerner

On January 1, 2016, Eastern Sphere, our wholly-owned subsidiary, entered into an employment agreement with Mr. Elad Kerner to retain him as the Company’s Executive Vice President. The service agreement commenced on April 1, 2016 and will expire on April 1, 2021, subject to a five-year extension at the option of the Company and Mr. Kerner. As Executive Vice President, Mr. Kerner, among other duties, is responsible for developing and implementing the finance strategy of the Company. Under the terms of his service agreement, Mr. Kerner will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting upon execution and again on each one year anniversary of the agreement to purchase 850,000 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Kerner will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. In connection with his business development activity, upon the closing of project acquisitions and/or new projects, Mr. Kerner is entitled to received defined amounts of shares of Common Stock as incentive compensation and cash bonus amounts determined on a case-by-case basis by our Board (which shall never exceed 3% of a project’s total value). Mr. Kerner’s employment may be terminated with or without cause by the Company, subject to the terms of the service agreement. Mr. Kerner received $201,627 in annual base compensation in 2016. Pursuant to his service agreement, Mr. Kerner purchased 850,000 shares of Common Stock at an exercise price of $0.01 on June 13, 2016.

Director Compensation Table

The table below sets forth, for our fiscal year ended December 31, 2016, the compensation earned by each of our directors.

	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Options awards ($)(1)(3)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shlomo Palas (4)	—	—	—	—	—	—	—
Joshua Shoham (5)	—	236,846	—	—	—	212,400	449,246
Yigal Brosh (6)(7)	20,000	112,714	—	—	—	—	132,714
Shimon Erlichman (6)	20,000	50,000	—	—	—	—	70,000
Itai Haboucha (6)	20,000	50,000	—	—	—	—	70,000
Lyron Bentovim (6)	7,065	17,663	—	—	—	—	24,728
David Doctor (6)	1,033	2,582	—	—	—	—	3,615

(1)	Stock awards made pursuant to the Directors Compensation Plan are based on a fixed annual dollar value, with the number of shares issued determined based on the trading price of Common Stock reported on the OTCQB® Venture Marketplace on the date of the grant. For assumptions made in the valuation of all other stock awards and option awards, see Note 15 to our Audited Consolidated Financial Statements.
(2)	As of December 31, 2016, the aggregate number of stock awards outstanding was 4,205,680. As of December 31, 2016, awards of Common Stock are outstanding to each of our directors, as follows: 300,000 shares to Mr. Palas, 291,667 shares to Mr. Shoham, 776,552 shares to Mr. Brosh, 747,385 shares to Mr. Erlichman, 264,022 shares to Mr. Bentovim and 38,588 to Mr. Doctor.
(3)	As of December 31, 2016, the aggregate number of option awards outstanding was 778,761. As of December 31, 2016, options to purchase shares of Common Stock are outstanding to each of our directors, as follows: to Mr. Palas, options to purchase up to 230,088 shares; and to Mr. Shoham, options to purchase up to 203,540 shares. On February 24, 2015, as previously reported for option award amounts reflected, the Board granted five-year options to purchase shares of Common Stock at an exercise price of $0.14 per share to Messrs. Shoham and Brosh under the 2014 Incentive Plan, but such options were terminated on November 20, 2016.
(4)	All the compensation received by Mr. Palas was attributable to his role as Chief Executive Officer of the Company.
(5)	Mr. Shoham received $180,000 in consulting fees pursuant to an advisory agreement and payment by the Company of 32,400 into specified welfare benefit plans and required insurance payments
(6)	Reflects fees and stock awards earned pursuant to the Directors Compensation Plan.
(7)	Stock awards include 300,000 shares of Common Stock granted by our Board on December 20, 2016 as a one-time special award for services performed.

Directors Compensation Plan

On April 27, 2016, our Board approved the Company’s Non-Employee Directors Compensation Plan, and on February 1, 2017, our Board approved the Company’s Amended and Restated Non-Employee Directors Compensation Plan (as amended, the “Directors Compensation Plan”), applicable to members of the Board who are not employees of the Company (each, an “Eligible Director”). Under the Directors Compensation Plan, beginning on January 1, 2016, each Eligible Director shall be entitled to an annual cash retainer of USD $20,000, paid semi-annually, and a quarterly stock award equal to USD $12,500, determined based on the closing price of a share of Common Stock on the last trading day of such quarter, as reported on the OTCQB® Venture Marketplace. Eligible Directors shall also receive meeting fees equal to (a) USD $1,500 for scheduled quarterly meetings of the Board attended in-person, (b) USD $500 for scheduled quarterly meetings of the Board attended by teleconference, (c) USD $250 for special meetings of the Board, and (d) USD $500 for meetings of the committees of the Board. If an Eligible Director attends a meeting of the Board and one or more meetings of a committee of the Board on the same date, the Eligible Director shall receive the full fee for the meeting of the Board and 50% of the fee for each meeting of a committee of the Board attended.

Narrative Disclosure to Director Compensation Table

All of the compensation received by Shlomo Palas was attributable to his role as Chief Executive Officer of the Company, as described above under the heading “Executive Summary Compensation Table”. The compensation received by our other directors was in accordance with the Directors Compensation Plan or was individually negotiated, as described below.

On October 15, 2015, we entered into an advisory agreement with Joshua Shoham to retain Mr. Shoham as a strategic and business advisor to the Company, in addition to his role as Chairman of the Board. The agreement, which was intended to extend the term of a previous advisory agreement with Mr. Shoham, will expire on October 14, 2020, subject to a five year extension at the option of the Company and Mr. Shoham. Under the terms of his advisory agreement, Mr. Shoham will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting on each one year anniversary of the agreement to purchase up to 850,000 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Shoham will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Shoham’s advisory agreement may be terminated with or without cause by the Company, subject to the terms of such agreement. Mr. Shoham received $180,000 in consulting fees in 2016. Pursuant to his service agreement, Mr. Shoham exercised options to purchase 850,000 shares of Common Stock at an exercise price of $0.01 on December 20, 2016.

On February 24, 2015, our Board granted 600,000 shares of Common Stock to Mr. Shoham under the 2010 Incentive Plan, and on June 13, 2016 the shares were issued. In addition, on February 24, 2015 the Company granted 3,500,000 shares of Common Stock to Mr. Shoham under its 2014 Incentive Plan. The shares vest on a quarterly basis over a two-year period and will be issued in annual installments. As of December 31, 2016, 3,208,333 of such shares have been issued to Mr. Shoham, with the final installment of 291,667 shares to be issued following March 31, 2017. Also on February 24, 2015, the Board granted options to purchase up to 700,000 shares of Common Stock to Mr. Shoham, such options having never been issued and subsequently terminated on November 20, 2016.

On February 24, 2015, our Board granted 100,000 shares of Common Stock to Mr. Brosh under the 2010 Incentive Plan, and on June 13, 2016 the shares were issued. In addition, on February 24, 2015 the Company granted 350,000 shares of Common Stock to Mr. Brosh under its 2014 Incentive Plan. The shares vest on a quarterly basis over a two-year period and will be issued in annual installments. As of December 31, 2016, 320,833 of such shares have been issued to Mr. Brosh, with the final installment of 29,167 shares to be issued following March 31, 2017. On December 30, 2016, our Board granted 300,000 shares of Common Stock to Mr. Brosh as a one-time special award for services performed. Also on February 24, 2015, the Board granted options to purchase up to 175,000 shares of Common Stock to Mr. Brosh, such options having never been issued and subsequently terminated on November 20, 2016.

Indemnification of Officers and Directors

Our bylaws provide that we shall indemnify, to the fullest extent permitted by applicable law, our officers, directors, employees and agents against expenses incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors, employees, agents or in other capacities.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Equity Compensation Plan Information

On February 24, 2015, our Board approved and adopted the Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Incentive Plan”), pursuant to which the Company may award shares of Common Stock, options to purchase shares of Common Stock and other equity-based awards to eligible participants. The 2014 Incentive Plan replaced the Company’s Global Share Incentive Plan (2010) (the “2010 Incentive Plan”). All options issued and outstanding under the 2010 Incentive Plan are exercisable within five-years of issuance, at an exercise price of $0.5763 per share. All options granted under the 2014 Incentive Plan were terminated by the Board of Directors on November 20, 2016.

On August 8, 2016, our Board approved and adopted the Company’s 2016 Stock Incentive Plan (the “2016 Incentive Plan”), pursuant to which the Company may award shares of Common Stock, options to purchase shares of Common Stock and other equity-based awards to eligible participants. On November 23, 2016, the holders of a majority of the issued and outstanding shares of Common Stock approved the 2016 Incentive Plan. The 2016 Incentive Plan replaced the 2014 Incentive Plan. The 2016 Incentive Plan is described in more detail below.

The 2010 Incentive Plan, 2014 Incentive Plan and 2016 Incentive Plan are collectively referred to as our “Equity Incentive Plans”.

The following table summarizes information as of the close of business on December 31, 2016 concerning our Equity Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,544,765	$—	42,455,235

Equity compensation plans not approved by security holders	2,439,676	$0.180	—
Total	4,984,441	$0.090	42,455,235

(1)	The number of securities in column (a) includes 2,544,765 shares of Common Stock that have accrued but not yet issued to members of our Board pursuant to the Directors Compensation Plan, for services rendered in 2016.

The 2016 Incentive Plan

The purpose of the 2016 Incentive Plan is (i) assisting the Company and its nonconsolidated affiliates in the recruitment and retention of persons with ability and initiative, (ii) providing an incentive to such persons to contribute to the growth and success of the Company’s businesses by affording such persons equity participation in the Company and (iii) associating the interests of such persons with those of the Company and its nonconsolidated affiliates and stockholders.

General Provisions of the 2016 Incentive Plan

The Board shall have the sole authority to implement, interpret, and/or administer the 2016 Incentive Plan unless the Board delegates (i) all or any portion of its authority to implement, interpret, and/or administer the 2016 Incentive Plan to a committee of the Board (i.e., the Compensation Committee), or (ii) the authority to grant and administer awards under the 2016 Incentive Plan to an officer of the Company.

The 2016 Incentive Plan relates to the issuance of up to 45,000,000 shares of Common Stock, of which up to 15,000,000 shares shall be reserved specifically for the issuance of Incentive Stock Options, subject to adjustment as described below, and shall be effective for ten (10) years, unless earlier terminated. No single participant under the 2016 Incentive Plan may receive more than 25% of all options awarded in a single year.

Any employee of the Company or an affiliate, a director, or a consultant to the Company or an affiliate may be an “Eligible Person” under the 2016 Incentive Plan. The 2016 Incentive Plan provides Eligible Persons the opportunity to participate in the enhancement of stockholder value by the award of options and Common Stock, granted as stock bonus awards, restricted stock awards, deferred share awards and performance-based awards, under the 2016 Incentive Plan. This further provides for the Company to make payment of bonuses and/or consulting fees to certain Eligible Persons in options and Common Stock, or any combination thereof.

Certain options to be granted to employees under the 2016 Incentive Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), while other options granted under the 2016 Incentive Plan will be nonqualified options not intended to qualify as ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options granted.

Stock Options

The Board or the Compensation Committee shall have sole and absolute discretionary authority (i) to determine, authorize, and designate those persons pursuant to the 2016 Incentive Plan who are to receive options under the 2016 Incentive Plan, (ii) to determine the number of shares of Common Stock to be covered by such options and the terms thereof, (iii) to determine the type of option granted (ISO or Nonqualified Option), and (iv) to determine other such details concerning the vesting, termination, exercise, transferability and payment of such options. The Board or the Compensation Committee shall thereupon grant options in accordance with such determinations as evidenced by a written option agreement. Subject to the express provisions of the 2016 Incentive Plan, the Board or the Compensation Committee shall have discretionary authority to prescribe, amend and rescind rules and regulations relating to the 2016 Incentive Plan, to interpret the 2016 Incentive Plan, to prescribe and amend the terms of the option agreements and to make all other determinations deemed necessary or advisable for the administration of the 2016 Incentive Plan.

The exercise price per share for Common Stock or options granted under the 2016 Incentive Plan shall be determined by the Board or the Compensation Committee, but in no case shall be less than one hundred percent (100%) of the fair market value of the Common Stock (determined in accordance with the 2016 Incentive Plan at the time the option is granted), provided that, with respect to ISOs granted to a person who holds ten percent (10%) or more of the total combined voting power of all classes of stock of the Company, the exercise price per share for Common Stock shall not be less than 110% of the fair market value of the Common Stock. The fair market value of the Common Stock with respect to which ISOs may be exercisable for the first time by any Eligible Person during any calendar year under all such plans of the Company and its nonconsolidated affiliates shall not exceed $100,000, or such other amount provided in Section 422 of the Code.

Bonus and Restricted Stock Awards

The Board or the Compensation Committee may, in its sole discretion, grant awards of Common Stock in the form of bonus awards and restricted stock awards. Each stock award agreement shall be in such form and shall contain such terms and conditions as the Board or the Compensation Committee deems appropriate. The terms and conditions of each stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate stock award agreements need not be identical.

Deferred Stock Awards

The Board or the Compensation Committee may authorize grants of shares of Common Stock to be awarded at a future date upon such terms and conditions as the Committee may determine. Such awards shall be conferred upon the Eligible Person as consideration for the performance of services and subject to the fulfillment of specified conditions during the deferral period. Each deferred stock award agreement shall be in such form and shall contain such terms and conditions as the Board or the Compensation Committee deems appropriate. The terms and conditions of each deferred stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate deferred stock award agreements need not be identical.

Performance Share Awards

The Board or the Compensation Committee may authorize grants of shares of Common Stock to be awarded upon the achievement of specified performance objectives, upon such terms and conditions as the Board or the Compensation Committee may determine. Such awards shall be conferred upon the Eligible Person upon the achievement of specified performance objectives during a specified performance period, such objectives being set forth in the grant and including a minimum acceptable level of achievement and, optionally, a formula for measuring and determining the number of performance shares to be issued. Each performance share award agreement shall be in such form and shall contain such terms and conditions as the Board or the Compensation Committee deems appropriate. The terms and conditions of each performance share award may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate performance share award agreements need not be identical.

Adjustments

If the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the Common Stock outstanding, without receiving consideration therefore in money, services or property, then (i) the number, class, and per share price of shares of Common Stock subject to outstanding options and other awards under the 2016 Incentive Plan and (ii) the number of and class of shares then reserved for issuance under the 2016 Incentive Plan and the maximum number of shares for which awards may be granted to an Eligible Person during a specified time period shall be appropriately and proportionately adjusted. The Board or the Compensation Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Change in Control

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while options or stock awards remain outstanding under the 2016 Incentive Plan, unless provisions are made in connection with such transaction for the continuance of the 2016 Incentive Plan and/or the assumption or substitution of such options or stock awards with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the stock option or stock award agreement, terminate immediately as of the effective date of any such merger, consolidation or sale.

Withholding of Taxes

Subject to other customary terms, the Company may, prior to certificating any Common Stock, deduct or withhold from any payment pursuant to a stock option or stock award agreement an amount that is necessary to satisfy any withholding requirement of the Company in which it believes, in good faith, is necessary in connection with U.S. federal, state, local or transfer taxes as a consequence of the issuance or lapse of restrictions on such Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock by: (i) each director, (ii) each of the executive officers of the Company, (iii) all current directors and executive officers as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock. Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of February 14, 2017.

Directors and Named Executive Officers

Title of Class	Directors and Named Executive Officers	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Shlomo Palas (2)	6,645,579	2.37%
Common Stock	Joshua Shoham (3)	6,079,208	2.17%
Common Stock	Yigal Brosh (4)	1,497,385	0.53%
Common Stock	Shimon Erlichman (5)	1,874,436	0.67%
Common Stock	Lyron L. Bentovim (6)	264,022	0.09%
Common Stock	David A. Doctor (7)	38,588	0.01%
Common Stock	Roy Amitzur (8)	6,298,323	2.25%
Common Stock	Elad Kerner	850,000	0.30%
Common Stock	Directors and Officers as a Group (8 persons)	23,547,541	8.31%

Stockholders with 5% Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (1)(2)
Common Stock	Dr. Amiram Borenstein Ltd. 18 Reines Street Tel Aviv, Israel	15,490,331	5.53%
Common Stock	Lazarus Management Company LLC (9)(10) 3200 Cherry Creek South Drive, Suite 670 Denver, Colorado 80209	83,861,896	28.20%
Common Stock	Auto Transtech Inc. (11) 8155 N. 76th Street Milwaukee, WI 53223	26,666,668	9.09%

(1)	Applicable percentages are based on 279,913,848 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.
(2)	The 6,645,579 shares of Common Stock include (i) 6,115,491 shares currently owned, (ii) 300,000 shares awarded pursuant to a stock award under the 2014 Incentive Plan which will vest within 60 days, and (iii) 230,088 shares exercisable pursuant to options awarded under the Company’s 2010 Incentive Plan.
(3)	The 6,079,208 shares of Common Stock include (i) 5,584,001 shares currently owned, (ii) 291,667 shares awarded pursuant to a stock award under the 2014 Incentive Plan which will vest within 60 days, and (iii) 203,540 shares exercisable pursuant to options awarded under the Company’s 2010 Incentive Plan.
(4)	The 1,497,385 shares of Common Stock include (i) 720,833 shares currently owned, (ii) 29,167 shares awarded pursuant to a stock award under the 2014 Incentive Plan which will vest within 60 days, and (iii) 747,385 shares accrued, but not yet issued, pursuant to the Directors Compensation Plan, for services rendered to the Board during 2016.
(5)	The 1,874,436 shares of Common Stock include (i) 1,127,051 shares currently owned, and (ii) 747,385 shares accrued, but not yet issued, pursuant to the Directors Compensation Plan, for services rendered to the Board during 2016.
(6)	The 264,022 shares of Common Stock are accrued, but not yet issued, pursuant to the Directors Compensation Plan, for services rendered to the Board during 2016.
(7)	The 38,588 shares of Common Stock are accrued, but not yet issued, pursuant to the Directors Compensation Plan, for services rendered to the Board during 2016.
(8)	The 6,298,323 shares of Common Stock include (i) 5,838,514 shares currently owned, (ii) 291,667 shares awarded pursuant to a stock award under the 2014 Incentive Plan which will vest within 60 days, and (iii) 168,142 shares exercisable pursuant to options awarded under the Company’s 2010 Incentive Plan.
(9)	Lazarus Management Company LLC beneficially owns 83,861,896 shares of Common Stock as the investment advisor and general partner of Lazarus Investment Partners LLLP, Lazarus Israel Opportunities Fund LLLP and Lazarus Israel Opportunities Fund II LLLP. Lazarus Investment Partners LLLP beneficially owns 11,073,204 shares of Common Stock, consisting of 8,800,476 shares of Common Stock and 2,272,728 shares of Common Stock issuable upon the exercise of warrants. Lazarus Israel Opportunities Fund LLLP beneficially owns 54,718,018 shares of Common Stock, consisting of 42,218,018 shares of Common Stock and 12,500,000 shares of Common Stock issuable upon the exercise of warrants. Lazarus Israel Opportunities Fund II LLLP beneficially owns 18,070,674 shares of Common Stock, consisting of 15,343,401 shares of Common Stock and 2,727,273 shares of Common Stock issuable upon the exercise of warrants.
(10)	Shares beneficially owned by Lazarus Management Company LLC are aggregated without regard to the “9.99% Blocker”, a provision contained in its warrants, which prevents the Company from effecting a conversion or exercise thereof, to the extent that, as a result of such conversion or exercise, the holder or its affiliates beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion or exercise of such warrants.
(11)	The 26,666,668 shares of Common Stock consists of 13,333,334 shares of Common Stock and 13,333,334 shares of Common Stock issuable upon the exercise of warrants.

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

We are currently party to certain services and employment agreements with our executives and a non-executive member of our Board of Directors, which are specifically described in Part III, Item 12 of this report.

In July 2015, in order to finance a portion of the funds necessary to complete the acquisitions of the SPVs by Blue Sphere Pavia, we conducted a private placement of up to $250,000 of our Common Stock at $0.0176 per share to certain accredited investors (the “July Offering”). On December 2, 2015, we closed on the July Offering, resulting in gross proceeds to the Company of $225,526, and agreed to issue 21,588,871 shares of our Common Stock at $0.0104 per share, pursuant to certain subscription agreements. All investors in the July Offering were accredited investors and independent of the Company, but were part of a group led by a former member of our Board, Itai Haboucha. Mr. Haboucha did not receive any shares of Common Stock, was not paid any commissions and received no other compensation in connection with the July Offering. On June 2, 2016, the Company issued 13,930,742 shares of Common Stock in connection with the July Offering and pursuant to subscription agreements dated December 2, 2015, in consideration of $145,526, and on or about December 13, 2016, the Company issued the remaining 7,658,129 shares of Common Stock in connection with the July Offering and pursuant to a subscription agreement dated December 2, 2015, in consideration for $80,000.

On December 18, 2015, we entered into a no-interest bearing €118,000 promissory note with R.S. Palas Management Ltd., an entity owned and controlled by Shlomi Palas. The loan under the promissory note was used to finance a portion of the acquisition of the four SPVs in Italy pursuant to the Italy Projects Agreement. We have since paid back the loan under the promissory note with proceeds from our December 2015 offering of the Company’s debentures.

Director Independence

Please see Part III, Item 10 under the heading “Corporate Governance” for information about the independence of our directors.

Item 14. Principal Accounting Fees and Services

Brightman Almagor Zohar& Co., a member firm of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, served as our independent public accountants for the fiscal years ended December 31, 2016 and 2015, for which audited financial statements appear in this Annual Report on Form 10-K.

The following table presents the aggregate fees for professional services rendered by such accountants to us during their respective term as our principal accountants in 2016 and 2015.

	2016	2015
	(US$ in thousands)	(US$ in thousands)
Audit and Audit related Fees (1)	131	60
Tax Fees	—	16
Total	131	76

(1)	Includes professional services rendered in connection with the audit of our annual financial statements and the review of our interim financial statements.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015 were $121,000 and $60,000, respectively.

Audit-Related Fees

Our principal accountant provided audit related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal years ended December 31 2016 and did not provide assurance or related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal years ended December 31 2015. The fees billed by our principal accountant for those services were $10,000 in 2016 and 0 in 2015.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2015 were $16,000. There were no such fees billed for the fiscal year ended December 31,2016.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

Item 15. Exhibits and Financial Statement Schedules

No.	Description	Note(s)

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)

3.2	Amended and Restated Bylaws, dated June 17, 2015.	(2)

4.1	Form of Common Stock Certificate.	(15)

10.1	Orbit Energy Rhode Island LLC Membership Interest Purchase Agreement, dated April 8, 2015.	(3)

10.2	Rhode Island Energy Partners LLC Development and Indemnification Agreement, dated April 8, 2015.	(3)

10.3	Amended and Restated Rhode Island Energy Partners LLC Agreement, dated April 8, 2015.	(3)

10.4	Orbit Energy Charlotte, LLC Letter Agreement dated January 29, 2015.	(4)

10.5	Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement, dated January 30, 2015.	(5)

10.6	Concord Energy Partners, LLC Development and Indemnification Agreement, dated January 30, 2015.	(4)

10.7	Amended and Restated Concord Energy Partners LLC Agreement, dated January 30, 2015.	(4)

10.8	Share Purchase Agreement by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated May 14, 2015.	(7)

10.9	Amendment to the Share Purchase Agreement Dated May 14, 2015, by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated December 14, 2015.	(21)

10.10	Framework EBITDA Guarantee Agreement dated July 17, 2015.	(5)

10.11	Long Term Mezzanine Loan Agreement by and among Blue Sphere Corp., Eastern Sphere Ltd., Bluesphere Italy S.r.l., and Helios Italy Bio-Gas 1 L.P., dated August 18, 2015.	(8)

10.12	Organic Waste Delivery Agreement, dated October 13, 2016.	(20)

10.13	Acceptance Letter of Grant Application from Rijksdienst voor Ondernemend Nederland, dated December 8, 2016.	(19)

10.14	Service Agreement between Blue Sphere Corporation and Shlomo Palas, dated October 15, 2015.	(9) #

10.15	Service Agreement by and among Blue Sphere Corporation, JLS Advanced Investment Holdings Limited, and Roy Amitzur, dated October 15, 2015.	(9) #

10.16	Advisory Agreement between Blue Sphere Corporation and Joshua Shoham, dated October 15, 2015.	(9) #

10.17	Addendum No. 1 to Service Agreement dated December 29, 2016, between the Company, Mr. Amitzur, JLS Advanced Investment Holdings Limited and Renewable Energy Management Services.	(21)

10.18	Service and Consulting Agreement dated May 30, 2013, between the Company and Efim Monsov.	(21)

10.19	Personal Employment Agreement dated January 1, 2016, between Eastern Sphere and Elad Kerner.	(21)

10.20	Services Agreement, dated May 1, 2016, between the Company and Ran Daniel.	(11)

10.21	Form of July Offering Subscription Agreements, entered into December 2, 2015.	(12)

10.22	Form of February 3, 2016 Warrant.	(12)

10.23	Form of Securities Subscription Agreement and Warrant from the February 2016 Offering.	(10)

10.24	Form of Securities Subscription Agreement and Warrant from the June 2016 Offering.	(13)

10.25	Form of Maxim Warrant.	(14)

10.26	Form of Securities Purchase Agreement, Promissory Note and Common Stock Purchase Warrant from the October 2016 Financing.	(16)

10.27	2010 Stock Incentive Plan.	(18)

10.28	2014 Stock Incentive Plan.	(6)

10.29	2016 Stock Incentive Plan	(14)

10.30	Amended and Restated Non-Employee Director Compensation Policy.	(21)

10.31	Promissory Note issued by the Company to Viskoben Limited, dated February 13, 2017	(22)

No.	Description	Note(s)

14.1	Code of Ethics and Anti-Harassment Policy of the Company.	(17)

21.1	Subsidiaries of Registrant.	(21)

23.1	Consent of Brightman Almagor Zohar & Co.	*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

99.1	Charter of the Audit Committee.	(20)

99.2	Charter of the Finance Committee.	(20)

99.3	Charter of the Nominations Committee.	(20)

99.4	Charter of the Compensation Committee.	(20)

101	The following materials from Blue Sphere Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	*

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 14, 2015.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2015.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 18, 2015.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 24, 2015.
(9)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on January 13, 2016.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2016.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2016.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed with the SEC on June 13, 2016.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 8, 2016.
(14)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 15, 2016.
(15)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on September 1, 2016.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2016.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 29, 2016.
(18)	Incorporated by reference to our Amendment to Annual Report on Form 10-K filed with the SEC on March 9, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 13, 2016.
(20)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 15, 2016.
(21)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on February 2, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2017	Blue Sphere Corporation

	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	February 14, 2017
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

By:	/s/ Ran Daniel	February 14, 2017
Ran Daniel
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Joshua Shoham	February 14, 2017
Joshua Shoham
Director

By:	/s/ Yigal Brosh	February 14, 2017
Yigal Brosh
Director

By:	/s/ Shimon Erlichman	February 14, 2017
Shimon Erlichman
Director

By:	/s/ Lyron Live Bentovim	February 14, 2017
Lyron Live Bentovim
Director

By:	/s/ David Doctor	February 14, 2017
David Doctor
Director

APPENDIX A - FINANCIAL STATEMENTS

BLUE SPHERE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

IN U.S. DOLLARS

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance sheets as of December 31, 2016, and 2015	F-3
Consolidated Statements of operations for the year ended December 31, 2016 and the year ended September 30, 2015 and for the three months period ended December 31, 2015	F-4
Statements of changes in stockholders’ equity (deficit) for the year ended December 31, 2016 and the year ended September 30, 2015 and for the three months period ended December 31, 2015	F-6

Consolidated Statements of cash flows for the year ended December 31, 2016 and the year ended September 30, 2015 and for the three months period ended December 31, 2015	F-8
Notes to consolidated financial statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blue Sphere Corporation.

We have audited the accompanying consolidated balance sheets of Blue Sphere Corporation and its subsidiaries ("the Company") as of December 31, 2016 and 2015, the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2016, for the year ended September 30, 2015 and for the three months period ended December 31, 2015. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Sphere Corporation and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the year ended December 31, 2016, for the year ended September 30, 2015 and for the three months period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has incurred recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1b. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

February 14, 2017

BLUE SPHERE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2016	December 31, 2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$416	$1,888
Related Parties	1,408	1,378
Other current assets	81	37
Total current assets	1,905	3,303

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	50	30
INVESTMENTS IN NOCONSOLIDATED AFFILIATES	10,137	7,570

INVESTMENTS IN NONCONSOLIDATED SUBSIDIARIES	4,429	4,993

Total assets	$16,521	$15,896

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Current maturities of Debentures and long term loan	$2,988	$549
Short term loan	280	—
Accounts payables	557	124
Other accounts payable	2,091	1,083
Deferred revenues from nonconsolidated affiliates	5,658	9,052
Total current liabilities	11,574	10,808

ACCRUED SEVERANCE PAY	11	—

LONG TERM BANK LOAN	112	127

LONG TERM LOANS AND LIABILITIES	5,003	5,543

DEBENTURES	—	2,360

WARRANTS LIABILITY	2,045	544

COMMITMENTS AND CONTIGENCIES (Note 10)

TOTAL LIABILITIES	18,745	19,382

STOCKHOLDERS’ DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2016 and 2015. Issued and outstanding: 279,151,681 shares and 180,502,443 shares at December 31, 2016 and December 31, 2015, respectively.	279	1,256
Proceeds on account of shares	—	165
Treasury shares	(28)	(28)
Accumulated Other Comprehensive Income	33	—
Additional paid-in capital	43,985	39,813
Accumulated deficit	(46,493)	(44,692)
Total Stockholders’ Deficit	(2,224)	(3,486)
Total liabilities and Stockholders’ Deficit	$16,521	$15,896

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	Year ended		Three Months ended
	December 31, 2016	September 30, 2015	December 31, 2015
Revenue from Services	$588	$—	$—

OPERATING EXPENSES -
General and administrative expenses	(7,516)	(5,317)	(1,106)

OPERATING LOSS	(6,928)	(5,317)	(1,106)

Financial Expense (Income), net	1,728	2,145	(75)

Loss (gain) from Change in Fair Value of Warrants Liability	(1,390)	—	219

NET LOSS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	(7,266)	(7,462)	(1,250)

Income Taxes	(52)	—	—

Equity Earnings in Nonconsolidated Affiliates	5,961	—	—

Equity Losses in Non-Consolidated Subsidiaries	(444)	—	(38)

NET LOSS	$(1,801)	$(7,462)	$(1,288)

Net loss per common share - basic and diluted	$(0.008)	$(0.088)	$(0.007)

Weighted average number of common shares outstanding during the period - basic and diluted	235,909,374	85,135,631	177,011,554

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands except share and per share data)

	Year ended		Three Months ended
	December 31, 2016	September 30, 2015	December 31, 2015

NET LOSS	$1,801	$7,462	$1,288
Other comprehensive loss, net of tax:

Currency translation adjustments	(33)	—	—

TOTAL COMPREHENSIVE LOSS	$1,768	$7,462	$1,288

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share and per share data)

			Proceeds
			on				Total
			account		Additional		Stockholders’
	Common Stock		of	Treasury	paid-in	Accumulated	Equity
	Shares	Amount	shares	Shares	Capital	deficit	(deficit)

BALANCE AT SEPTEMBER 30, 2014	50,109,036	$1,126	$20	$—	$35,106	$(35,942)	$310
Share based compensation	—	—	—	—	558	—	558
Issuance of common stock, net of issuance cost	9,338,682	9	—	—	338	—	347
Issuance of common stock in respect of issuance of convertible notes	75,532,381	76	—	—	1,449	—	1,525
Issuance of shares for services	33,116,550	33	—	—	1,541	—	1,574
Issuance of convertible debentures	—	—	—	—	482	—	482
Treasury shares purchases	(144,054)	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	(7,462)	(7,462)
BALANCE AT SEPTEMBER 30, 2015	167,952,595	$1,244	$20	(28)	$39,474	$(43,404)	$(2,694)

Issuance of shares for services	2,435,000	2	—	—	134	—	136
Issuance of common stock, net of issuance cost	10,114,848	10	—	—	205	—	215
Proceeds on account of shares	—	—	145	—	—	—	145
Net loss	—	—	—	—	—	(1,288)	(1,288)
BALANCE AT DECEMBER 31, 2015	180,502,443	$1,256	$165	$(28)	$39,813	$(44,692)	$(3,486)

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share and per share data)

			Proceeds
			on			Accumulated		Total
			account		Additional	other		Stockholders’
	Common Stock		of	Treasury	paid-in	comprehensive	Accumulated	Equity
	Shares	Amount	shares	Shares	Capital	income	deficit	(deficit)

BALANCE AT DECEMBER 31, 2015	180,502,443	$1,256	$165	$(28)	$39,813	$—	$(44,692)	$(3,486)
Share reverse split adjustment	—	(1,075)	—	—	1,075	—	—	—
Extinguish of liability upon shares issuance	20.936,596	21	—	—	1,506	—	—	1,527
Issuance of common stock, net of issuance cost	55,581,900	55	(20)	—	682	—	—	717
Issuance of shares for services	7,508,000	7	—	—	738	—	—	745
Issuance of shares with respect to proceeds on account of shares	13,930,742	14	(145)	—	131	—	—	—
Exercise of warrants	700,000	1	—	—	40		—	41
Comprehensive loss	—	—	—	—	—	33	(1,801)	(1,768)
BALANCE AT DECEMBER 31, 2016	279,159,681	$279	$—	(28)	$43,985	$33	$(46,493)	$(2,224)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Year ended
	December 31, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,801)	$(7,462)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payment	1,181	558
Depreciation	17	6
Capital loss from disposal of property, plant and equipment	12	—
Expenses in respect of Convertible notes and loans	162	1,949
Equity earnings in Nonconsolidated Affiliates	(5,961)	—
Equity losses in nonconsolidated subsidiary	444	—
Issuance of shares for services	745	1,574
Changes in Warrants Liability	(1,338)	—
Amortization of projects cost	—	469
Expenses in respect of severance pay	11	—
Impairment of Investment	—	(22)

Decrease in related parties	(80)	—
Decrease (increase) in other current assets	(33)	244
Increase in deferred revenues from Nonconsolidated Affiliates	—	1,482
Increase in accounts payables	439	46
Increase in other account payables	1,383	338
Net cash used in operating activities	(4,819)	(818)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	(37)
Net cash used in investing activities	(60)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Short Term Loans	750	—
Proceeds from issuance of debenture	—	625
Proceeds from loans	50	859
Proceeds from exercise of warrants	41
Repayment of loans and convertible debentures	(449)	(1,081)
Proceeds from issuance of shares and warrants	3,001	315
Net cash provided by financing activities	3,393	718

DECREASE IN CASH AND CASH EQUIVALENTS	(1,486)	(137)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	14	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,888	298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$416	$161

NON-CASH TRANSACTION:
Increase in investments in nonconsolidated affiliates against deferred revenues	$2,133	$4,952
Extinguish of debt upon shares issuance	$373	$—
Issuance expense paid through Common Stock	$225	$—
Proceeds on account of shares exercised into Common Stock	$229	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$621	$172

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands, except share and per share data)

Three months ended December 31,
2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,288)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1
Equity losses in nonconsolidated subsidiary	38
Expenses in respect of convertible notes and loans	26
Changes in Warrants Liability	219
Issuance of shares for services	136

Increase in related parties	(1,378)
Increase in other current assets	(16)
Increase in accounts payables	66
Increase in other account payables	71
Net cash used in operating activities	(2,125)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated subsidiary	(2,143)
Net cash used in investing activities	(2,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans received	3,183
Proceeds from issuance of debenture and warrants	2,672
Repayment of loans	(5)
Proceeds on account of shares	145
Net cash provided by financing activities	5,995

INCREASE IN CASH AND CASH EQUIVALENTS	1,727

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,888

NON-CASH TRANSACTION:
Increase in investments in nonconsolidated affiliates against deferred revenues	$2,618
Loans exercised into Common Stock	$188
Increase Investment in nonconsolidated subsidiary in consideration of Long Term Loan	$4,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL

a.	General

Blue Sphere Corporation (the “Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), BinoSphere LLC (“Binosphere”), Bluesphere Pavia S.r.l (“Bluesphere Pavia”, formerly called Bluesphere Italy S.r.l.), Sustainable Energy Ltd. (“SEL”), and Blue Sphere Brabant B.V. (“BSB”), is focused on project integration in the clean energy production and waste to energy markets. The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. On February 17, 2010, the Company conducted a reverse merger, name change and forward split of its common stock, and in March 2010 current management took over operations, at which point the Company changed its business focus to become a project integrator in the clean energy production and waste to energy markets. On May 12, 2015, the Company formed Bluesphere Pavia, a subsidiary of Eastern, in order to acquire certain biogas plants located in Italy (see note 5 below). On September 19, 2016, the Company formed BSB in order to commence operations in the Netherlands. As of December 31, 2016, SEL had not commenced operations. On January 31, 2017, we dissolved Johnstonsphere LLC, which had no operations since inception.

b.	Going concern consideration

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2016, the Company had approximately $416 thousand in cash, a negative working capital of approximately $9,669 thousand, a stockholders’ deficit of approximately $2,224 thousand and an accumulated deficit of approximately $46,493 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.	Functional currency

The functional currency of the company is U.S dollar. The functional currency of the subsidiaries is also U.S dollar, except for Blue Sphere Pavia. Accordingly, all monetary assets, liabilities, expenses and equity earnings of the foreign subsidiary are re-measured into U.S. dollars at the exchange rates in effect at the reporting date. The foreign currency translation adjustments are included as a component in the stockholders’ Deficit in the accompanying consolidated balance sheet as a component of accumulated other Comprehensive Loss.

b.	Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

d.	Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company recognizes transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers.

The Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.

e.	Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.

Annual rates of depreciation are as follows:

%
Computers, electronic equipment and software	33
Vehicles	15
Office furniture and equipment	15

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Investment in nonconsolidated affiliates

Investments in companies in which the Company has the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership), but which the Company does not control, are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and adjusted for dividends and undistributed earnings and losses.  The Company evaluates its investments in nonconsolidated Affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value. When there is evidence of loss in value that is other than temporary, the Company compares the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

g.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates. On an on-going basis, management evaluates its estimates, judgments and assumptions. Those estimates and assumptions affect including investments in nonconsolidated affiliates, investments in non-consolidated subsidiaries, deferred revenue from nonconsolidated affiliates, contingencies and litigation, income taxes and determination of fair value of stock-based compensation. These estimates are based available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

h.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options under the Company’s share incentive plan and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2016 and September 30, 2015 and for the three months period ended December 31, 2015 does not include common share equivalents, since such inclusion would be anti-dilutive.

i.	Income taxes

The Company account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Company’s consolidated financial statements or in our tax returns. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Management regularly assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that management believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense. The factors used to assess the likelihood of realization of our deferred tax assets include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company account for uncertainty in income taxes recognized in the Company’s consolidated financial statements by regularly reviewing our tax positions and benefits to be realized. The Company’s recognize tax liabilities based upon management’s estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by taxing authorities. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

j.	Comprehensive loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that under US GAAP are excluded from net income (loss). For the Company, such items consist of translation adjustments.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

k.	Revenues from Services

The Company recognizes revenues from Development Fees in accordance with ASC Topic 605-20 Revenue Recognition from Services.

l.	Treasury shares

Treasury shares are held by the Company and presented as a reduction of the Company shareholders’ deficit and carried at their cost to the Company, under treasury shares.

m.	Stock-based compensation

The Company recognizes the estimated fair value of share-based awards under stock-based compensation cost. The Company measures compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires estimates as to the option’s expected term and the price volatility of the underlying stock. The Company measures compensation expense for the shares based on the market value of the underlying stock at the date of grant, less an estimate of dividends that will not accrue to the shares holders prior to vesting. The Company elected to recognize compensation cost for awards that have a graded vesting schedule using the straight-line approach. Share-based payments to non-employees are measured at the fair value of the goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured, and are recorded at the date the goods or services are received. The amount recognized as an expense is adjusted to reflect the number of awards expected to vest. The fair value of equity awards is charged to the statement of operations over the service period. The offset to the recorded cost is to additional Paid in Capital. Consideration received on the exercise of stock options is recorded as capital stock and the related share-based payments reserve is transferred to share capital.

n.	Contingencies

The Company is involved in various commercial and other legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies or contingent consideration or other contingent liabilities incurred or acquired in a business combination, the Company records accruals for these types of contingencies to the extent that Company concludes their occurrence is probable and that the related liabilities are reasonably estimated. When accruing these costs, the Company will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs are expensed as incurred. Contingent consideration and other contingent liabilities incurred or acquired in a business combination are recorded at a probability weighted assessment of their fair value and monitored on an ongoing basis for changes in that value.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

o.	Newly issued accounting pronouncements

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

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 3 - FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$187	$—	$—	$187
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,685	$2,685
Warrants Liability	$—	$—	$2,045	$2,045
Total liabilities	$187	$—	$4,730	$4,917

	Balance as of December 31, 2015,
	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,910	$2,910
Warrants liability	$—	$—	$544	$544
Total liabilities	$—	$—	$3,454	$3,454

Deferred payment due to the acquisition of the SPVs - Represents the remaining balance of fifty percent (50%) of the Purchase Price that is due to the Sellers on the third anniversary of the closing date. The fair value measurement of the fair market value of the Deferred Payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions in measuring fair value. The Company estimated the fair value of the Deferred Payment using the discounted cash flow model. Key assumptions include the level and timing of the expected future payment and discount rate consistent with the level of risk and economy in general. The Deferred payment due to the acquisition of the SPVs is included in long term loans and Liabilities in the consolidated Balance Sheets and the change in fair value of remaining balance is included in interest expenses in the consolidated statements of income.

Deferred payment due to the acquisition of the SPVs
Balance at January 1, 2015	$—
Increase due to acquisition of the SPVs	2,910
Balance at December 31, 2015	$2,910
Changes in fair value, interest expense and translation adjustments	(225)
Balance at December 31, 2016	$2,685

Warrant Liability—The estimated fair values of outstanding warrant liability were measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement.

As of December 31,2016, and 2015, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at January 1, 2015	$—
Issuance of warrants	325
Changes in fair value	219
Balance at December 31, 2015	$544
Issuance of warrants	2,839
Changes in fair value	1,338
Balance at December 31, 2016	$2,045

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 4 – INVESTMENTS IN NONCONSOLIDATED AFFILIATES

Investment in nonconsolidated affiliates consists of the following:

	December 31, 2016		December 31, 2015
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in Concord Energy Partners, LLC	$5,960	25.00%	$4,795	25.00%
Rhode Island Energy Partners LLC	$4,177	22.75%	$2,775	22.75%
Total	$10,137		$7,570

Deferred revenues from nonconsolidated affiliates consists of the following:

	December 31, 2016		December 31, 2015
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Deferred revenues from Concord Energy Partners, LLC	$—	25.00%	$4,795	25.00%
Deferred revenues from Rhode Island Energy Partners LLC	$4,177	22.75%	$2,776	22.75%
Deferred Revenue from Services from Rhode Island Energy Partners LLC	$1,481	22.75%	$1,481	22.75%
Total	$5,658		$9,052

Deferred revenues represent payment that were received by the Company in connection of those projects but were not recognized as revenue and increase in the affiliate’s membership interest accounted by the Company using the step-by-step basis in accordance with ASC 323-10-35-15. Such deferred revenues will be recorded to the Income statement upon the commencement of the commercial operations of the plant and fulfillment of all the Company’s obligation under the above agreements.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 4 – INVESTMENTS IN NONCONSOLIDATED AFFILIATES (continued)

North Carolina Project

On January 30, 2015, the Company, Concord Energy Partners, LLC (“Concord”) and York Renewable Energy Partners LLC (“York”) entered a development and indemnification agreement (the “Concord Development and Indemnification Agreement”), pursuant to which the Company will own 25% of the membership interest of Concord and York will pay the Company $1,250 in consideration of the Company’s Project Development Services. York also agreed to pay the Company two equal installments of $587 upon the commencement of the commercial operation and mechanical completion of the North Carolina project.

The Company’s right to receive distributions from Concord are subject to certain priorities in favor of York, as follows:

(a)	The unpaid rate of return, equal to nine percent (9%) per annum and compounded annually, of unrecovered capital contributions outstanding, will be paid to York;
(b)	The unpaid and unrecovered capital contributions outstanding will be paid to York;
(c)	The amount of any excess profits from “feedstock tipping fees” shall be distributed with twenty percent (20%) will be paid to York, and the balance to the Company;
(d)	The amount of any excess profits from “thermal energy” shall be distributed equally between the Company and York; and
(e)	Any amount remaining will be distributed pro-rata between the Company and York in proportion to the respective ownership Concord.

In addition, the Company’s right to receive distributions upon a liquidation event of Concord are subject to certain priorities in favor of York, as follows:

(a)	The unpaid rate of return, equal to nine percent (9%) per annum and compounded annually, of unrecovered capital contributions outstanding, will be paid to York;
(b)	The unpaid and unrecovered capital contributions outstanding will be paid to York; and
(c)	Any amount remaining will be distributed pro-rata to the Company and York in proportion to the respective ownership in Concord.

On November 18, 2016, The North Carolina Project commenced commercial operations and started to provide its output to Duke Energy pursuant to the Purchase Power Agreement with Duke. The commencement of the commercial operations includes the gradual intake of waste from the Facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the Facility to operate at full capacity. The Company estimates that construction of the facility will be fully completed by March 31, 2017.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 4 – INVESTMENTS IN NONCONSOLIDATED AFFILIATES (continued)

Rhode Island Project

On April 8, 2015, the Company, Rhode Island Energy Partners LLC (“Rhode Island”) and York entered into a development and indemnification agreement (the “Rhode Island Development and Indemnification Agreement”), pursuant to which the Company will own 22.75% of the membership interest of Rhode Island and York will pay the Company $1,482 in consideration of the Company’s Project Development Services. Pursuant to this agreement York also agreed to pay the Company three equal installments of $563 upon the signing of the Rhode Island Development and Indemnification Agreement, the commencement of the commercial operation and mechanical completion of the Rhode Island project.

The company’s right to receive distributions from Rhode Island are subject to certain priorities in favor of York, as follows:

(a)	The amount of any excess profits from “feedstock tipping fees” shall be distributed with twenty percent (20%) going to York, and eighty percent (80%) going to us;
(b)	The amount of any excess profits from “thermal energy” shall be distributed equally between the Company and York; and
(c)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership in the Rhode Island project.

The company’s right to receive distributions upon a liquidation event of Concord are subject to certain priorities in favor of York, as follows:

(a)	The unpaid guaranteed obligation return will be paid to York;
(b)	The unpaid rate of return, equal to nine percent (9%) per annum and compounded annually, of unrecovered capital contributions outstanding, will be paid to York;
(c)	The unpaid and unrecovered capital contributions outstanding will be paid to York; and
(d)	Any amount remaining will be distributed pro-rata to the Company and York in proportion to York and our respective ownership in the Rhode Island project.

On January 13, 2017, the Company and Orbit Energy, Inc., a former partner of the Company in both projects entered into an agreement to reduce certain of the Company’s past obligations in consideration of Two Hundred Thousand Dollars ($200) which will be paid in twelve monthly equal installments starting January 27, 2017. Any amount not paid when due will accrue interest at the simple annual rate of eight per cent (8%) from the date due until the date fully paid. The Company accrued the full settlement amount at December 31, 2016.

The tables set forth below summarize the combined financial information related to the nonconsolidated affiliates that are accounted for under the equity method as of December 31, 2016, and December 31,2015.

	December 31, 2016
(Dollars in thousands)	Concord	Rhode Island
Assets:
Restricted Cash	$500	$751
Property, Plant and Equipment, net of accumulated depreciation	26,169	19,230
Total assets	$26,669	$19,981

Current liabilities	$652	$142
Membership Interest	26,017	19,839
Total liabilities and Membership Interest	$26,669	$19,981

	December 31, 2015
(Dollars in thousands)	Concord	Rhode Island
Assets:
Property, Plant and Equipment, net of accumulated depreciation	$22,878	15,901
Other assets	17	—
Total assets	$22,895	$15,901
Current liabilities	$2,127	$2,224
Membership Interest	20,768	13,677
Total liabilities and Membership Interest	$22,895	$15,901

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENTS IN NONCONSOLIDATED SUBSIDAIRIES

In 2015, The Company acquired one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (each, an “SVP” and collectively, the “SVPs”) in consideration of $5,647 (€5,200) (“Purchase Price”). Each SVP owns and operates an anaerobic digestion biogas plant for the production and sale of electricity to Gestore del Servizi Energetici GSE, S.p.A., a state-owned utility company, pursuant to a power purchase agreement. The Company to paid 50% of the Purchase Price on the closing date (December 14, 2015) and the remaining balance will be paid on the third anniversary of the closing date. The remaining balance bears interest at an annual rate of two percent (2%). The Purchase Price is subject to certain adjustments and to the difference between the actual EBITDA results in the 18 months following the closing date divided by 1.5 and € 935, per the following mechanism:

(i)        If the actual EBITDA results in the 18 months following the closing date divided by 1.5 is greater than € 935 then the deferred payment shall be increased by the amount equal to 50% (fifty per cent) of this difference.

(ii)       If the actual EBITDA results in the 18 months following the closing date divided by 1.5 is lesser than € 935 then the deferred payment shall be reduced by the amount of the amount necessary to maintain Purchase Price that yields an Equity IRR of 25%, but not more than 35% of the remaining balance.

The Company also agreed to reimburse the sellers the VAT amount that was claimed by the SPVs through the closing date. The reimbursed amount will not exceed € 1,160 and will be refunded to the Sellers only after the amount will be refunded to the Company by the VAT authorities in Italy.

In 2015, the Company entered into an EBITDA Guarantee Agreement (“EBITDA Guarantee Agreement”) with Austep S.p.A. (“Austep”). Austep specializes in design, construction, operation and servicing of anaerobic digestion plants. Pursuant to the EBITDA Guarantee Agreement, Austep will operate, maintain and supervise the Company’s biogas plants in consideration to a monthly guaranteed EBITDA of $204 (€188) during the initial six months following the Closing Date and an annual guaranteed EBITDA of $4,083 (€3,760) then after. Pursuant to the terms of the agreements with Austep, the Company will receive the guaranteed levels of EBITDA and Austep will receive ninety percent (90%) of the revenue in excess of these levels.

The Company applies the equity method because the EBITDA Guarantee Agreement whereby Austep operates, maintains and supervises each plant, prevents the Company from exercising a controlling influence over operating policies of the plants. Under this method, the equity investment is reflected as an investment in non-consolidated subsidiaries on our Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of nonconsolidated subsidiaries on the Company’s consolidated statements of operations. The Company’s investment in the SPV’s carrying value exceeded its proportionate share of the net assets of the SPVs by $19. This Premium was recognized as part of the carrying value in the Company’s equity investment in the SPVs.

Investment in nonconsolidated subsidiaries included the following activity during the years:

	Year ended December 31,
	2016	2015
Balance at beginning of period	$4,993	$—
Investment in nonconsolidated subsidiaries	—	5,031
Equity in losses of nonconsolidated subsidiaries	(444)	(38)
Translation adjustment	(120)	—
Balance at end of period	$4,429	$4,993

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENTS IN NONCONSOLIDATED SUBSIDAIRIES  (continued)

The table set forth below summarize the combined financial information related to our nonconsolidated subsidiaries that are accounted for under the equity method as of December 31, 2016, and December 31, 2015.

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets:
Current Assets	$2,735	$2,753
Property, Plant and Equipment, net of accumulated depreciation	16,167	18,109
Other Non-Current Assets	7,970	6,054
Total assets	$26,872	$26,916
Liabilities and Shareholder’s Deficit:
Current liabilities	$8,221	$4,697
Long Term Liabilities	14,282	17,286

Total liabilities	22,503	21,983

Shareholder’s Equity	4,369	4,933

Total Shareholder’s Equity	4,369	4,933

Total liabilities and Shareholder’s Equity	$26,872	$26,916

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 6 – CURRENT MATURITIES OF DEBENTURES AND LONG TERM LOANS

Current Maturities of Debentures and Long Term Loans consisted of the following:

	Interest rate as of December 31, 2016	December 31, 2016	December 31, 2015
Debentures	11%	$2,658	$—
Current Maturities portion of Loan from Helios	14.5%	289	517
Current Maturities Long Term Loan from Bank	1.8-6%	41	32
Total Current Maturities of Debentures and Long Term Loans		$2,988	$549

NOTE 7 – SHORT TERM LOAN

On October 25, 2016, the Company completed a private placement of its securities (the “October Financing”) to an accredited investor. Pursuant to the October Financing, the Company agreed to issue to the Investor shares of the Company’s common stock, notes and warrants, in exchange for up to $1,000 in accordance with the following payment schedule: $500 paid at closing, $250 in guaranteed financing upon the achievement of certain milestones, and up to an additional $250 in financing upon the mutual agreement of the Investor and the Company.

The balance as of December 31, 2016, represents a six (6) month promissory note in the amount of $750, accrued interest in the amount of $39 less the unamortized amount of fair value of the issued warrants using the Black-Scholes in the amount of $322 and a balance of $188 that represents the Company’s obligation to issue shares of Common Stock equal to twenty-five percent (25%) of the Note Principal to the Investor.

Per the SPA the Company may exercise its right to repay the Note at any time on or before its maturity date. The Note is convertible into shares of the Common Stock only upon default event as set forth in the agreement of repayment at a price per share equal to the lesser of (i) USD $0.075, or (ii) a sixty percent (60%) discount to the lowest trade price in the twenty five (25) trading days prior to the conversion.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 8 – ACCRUED SEVERANCE PAY

The Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following principal plans relate to the Company’s employees in Israel:

Severance pay liability with respect to Israeli employees’ is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. The Company records an expense for the increase in its severance liability, net of earnings (losses) from the related severance pay fund. The liability is presented on the undiscounted basis as a long-term liability. Severance pay expenses were $24 thousand and $2 thousand for the years ended December 31, 2016 and September 30, 2015, respectively. Severance pay expenses were $1 thousand for the three months’ period ended December 31, 2015, respectively. The Company’s liability for its Israeli employees is covered for by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes profits (or loss) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements.

NOTE 9 – LONG TERM LOANS AND LIABILITIES

Long-term loans and liabilities consisted of the following:

	Interest rate as of December 31, 2016	December 31, 2016	December 31, 2015
Deferred payment due to the acquisition of the SPVs (1)	2%	$2,685	$2,910
Long Term portion of Loan from Helios (2)	14.5%	2,607	3,149
Total Long-term loans and liabilities		$5,292	$6,059

Less: current maturities of Long Term portion of Loan from Helios (2)	14.5%	289	516
		$5,003	$5,543

(1)

Represents the remaining balance of fifty percent (50%) of the Purchase Price that is due to the Sellers on the third anniversary of the closing date. This amount will be adjusted to the variation of EBITDA as described above and is promised by a note to each Seller, to be paid on the third anniversary of the closing, along with interest on the unpaid balance due at an annual rate of two percent (2%). The fair value measurement of the fair market value of the remaining balance is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions in measuring fair value. The Company estimated the fair value of the remaining balance using the discounted cash flow model. Key assumptions include the level and timing of the expected future payment and discount rate consistent with the level of risk and economy in general. The balance of the Deferred payment due to the acquisition of the SPVs is included in long term loans and Liabilities in the consolidated Balance Sheets and the change in fair value of remaining balance is included in interest expenses in the consolidated statements of income.

(2)

In 2015, the Company entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”) to finance the acquisition of the SPVs. Under the Helios Loan Agreement, the Company borrowed €2,900 ($3,149) at annual interest rate of fourteen and one-half percent (14.5%), paid quarterly. Helios is also entitled to an annual operation fee of one and one-half percent (1.5%), paid quarterly. The final payment of the loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to the Company, and (b) the date that the Feed in Tariff license granted to the relevant SVP expires. Pursuant to the Helios Loan Agreement, the Company pledged all its shares in Eastern and Bluesphere Pavia to secure the outstanding balance under the Helios Loan Agreement.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 10 – DEBENTURES

Beginning in November 2015, the Company conducted an offering of up to $3,000 of the Company’s Senior Debentures and warrants to purchase up to 8,000,000 shares of Common Stock, in proportion pro rata to each Subscriber’s subscription amount relative to the total offering amount, with 50% of the Debenture Offering Warrants exercisable at a price per share of $0.05 and the other 50% of the Debenture Offering Warrants exercisable at price per share of $0.075. The Debenture Offering Securities were offered pursuant to subscription agreements with each investor (the “Debenture Offering Subscription Agreement”). Pursuant to the Debenture Offering Subscription Agreements, the investors in the Debenture Offering shall have the right to collectively designate one observer or member to the Company’s Board of Directors. On December 23, 2015, the Company completed the Debenture Offering and entered into Debenture Offering Subscription Agreements with investors representing aggregate gross proceeds to the Company of $3,000.

During the year ended December 31, 2016, the Company recorded amortization expenses in the amounts of $298, in respect of the discounts recorded on the debentures. During the year ended December 31, 2015, the Company recorded amortization expenses in the amounts of $11, in respect of the discounts recorded on the debentures.

NOTE 11 – WARRANTS LIABILITY

At each balance sheet date, the Company had the following warrants to purchase common stock outstanding:

			Fair value		Fair value
		Warrants	of Warrants	Warrants	of Warrants
		outstanding	Liabilities as of	outstanding	Liabilities as of
		as of	December 31, 2016	as of	December 31, 2015
		December 31, 2016	(in thousands)	December 31, 2015	(in thousands)
May 1, 2014 Warrants ($0.10 per share)		1,500,000	$26	1,500,000	$—
November 2015 Warrants ($0.05 per share)	(1)	4,000,000	155	4,000,000	175
November 2015 Warrants ($0.075 per share)	(1)	4,000,000	128	4,000,000	174
November 2015 Warrants ($0.06875 per share)	(1)	4,480,000	150	4,480,000	195
February 3, 2016 Warrants ($0.06 per share)	(2)	1,500,000	42	—	—
February 2016 Offering ($0.10 per share)	(3)	17,500,000	485	—	—
February 2016 Offering ($0.061 per share)	(3)	2,800,000	101	—	—
February 2016 Offering ($0.11 per share)	(3)	1,400,000	36	—	—
July 2016 Offering ($0.11 per share)	(4)	18,266,668	512	—	—
July 2016 Offering ($0.121 per share)	(4)	928,000	25	—	—
July 2016 Offering ($0.083 per share)	(4)	928,000	30	—	—
October 2016 Offering ($0.075 per shares)	(5)	10,000,000	353	—	—
Total		67,302,668	$2,045	13,980,000	$544
Average date to maturity (in years)		4.25		4.78
Average exercise price		$0.0901		$0.06825

(1)	Pursuant to the November 2015 Offering, the Company sold warrants to purchase up to 4,000,000 shares of Common Stock at an exercise price per share of $0.05 and warrants to purchase up to 4,000,000 shares of Common Stock at an exercise price per share of $0.075. The Warrants are exercisable until December 22, 2020 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $209 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 11 – WARRANTS LIABILITY (continued)

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Debenture Offering. Pursuant to the terms of the engagement Maxim received warrants to purchase 4,480,000 shares of Common Stock at an exercise price of $0.06875 per share. The Warrants are exercisable until December 22, 2020 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $117 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

(2)	On February 3, 2016, the Company issued warrants to purchase up to 1,500,000 shares of our common stock of the Company at an exercise price of $0.06 per share, in full satisfaction of certain obligations of the Company. The Warrants are exercisable until February 2, 2019 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $87 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.20%
Expected term (years)	3
Volatility	203%

(3)	Pursuant to the February 2016 Offering, the Company sold warrants to purchase up to 17,500,000 shares of Common Stock at an exercise price per share of $0.10. The Warrants are exercisable until February 14, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $847 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 11 – WARRANTS LIABILITY (continued)

The Company engaged Maxim Group LLC to assist in the February 2016 Offering. Pursuant to the terms of the engagement Maxim received warrants to purchase 2,800,000 shares of Common Stock at an exercise price of $0.0605 per share and warrants to purchase 1,400,000 shares of Common Stock at an exercise price of $0.11 per share. The Warrants are exercisable until February 14, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $204 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

(4)	Pursuant to the July 2016 Offering, the Company sold warrants to purchase up to 18,266,668 shares of Common Stock at an exercise price per share of $0.11. The Warrants are exercisable until July 25, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $1,140 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

The Company engaged Maxim Group LLC to assist in the July 2016 Offering. Pursuant to the terms of the engagement Maxim received warrants to purchase 928,001 shares of Common Stock at an exercise price of $0.083 per share and warrants to purchase 928,001 shares of Common Stock at an exercise price of $0.121 per share. The Warrants are exercisable until July 25, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $117 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

(5)	Pursuant to the October 2016 Offering, the Company sold warrants to purchase up to 10,000,000 shares of Common Stock at an exercise price per share of $0.075. 6,666,666 Warrants are exercisable until October 24, 2021 and the balance are exercisable until December 19, 2021. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $504 at the date of issuances using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.75-2.04%
Expected term (years)	5
Volatility	77-89%

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 12 – RELATED PARTY TRANSACTIONS

On December 18, 2015, The Company entered into a no-interest bearing $129 promissory note with R.S. Palas Management Ltd., an entity owned and controlled by Shlomo Palas. The loan under the promissory note was used to finance a portion of the acquisition of the four SPVs in Italy pursuant to the Italy Projects Agreement. The Company paid back the loan under the promissory note with proceeds from the debentures offering that was completed in December, 2015.

In July 2015, in order to finance a portion of the funds necessary to complete the acquisitions of the SPVs by Bluesphere Pavia, we conducted a private placement of up to $250 of our Common Stock at $0.0176 per share to certain accredited investors. On December 2, 2015, we closed on the July Offering, resulting in gross proceeds to the Company of $225 and agreed to issue 21,588,871 shares of our Common Stock at $0.0104 per share, pursuant to certain subscription agreements. All investors in the July Offering were accredited investors and independent of the Company, but were part of a group led by a former member of our Board, Itai Haboucha. Mr. Haboucha did not receive any shares of Common Stock, was not paid any commissions and received no other compensation in connection with the July Offering. On June 2, 2016 the Company issued 13,930,742 shares of Common Stock in consideration of $146. On December 14, 2016 the Company issued 7,658,129 shares of Common Stock in consideration of $84.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 13 – CONTINGENT AND COMMITMENTS

From time to time the Company may be a party to commercial and litigation matters involving claims against the Company. None of the Company’s directors, officers, nonconsolidated affiliates, or any owner of record or beneficially of more than five percent of the Company’s Common Stock, is involved in a material proceeding adverse to the Company and its subsidiaries or has a material interest adverse to the Company or its subsidiaries. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no current matters that would have a material effect on the Company’s financial position or results of operations and no contingent liabilities requiring accrual as of December 31, 2016.

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against the Company and its Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of $428 thousands, plus interest for a total of $652 thousands. This Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York , Index No. 655600/2016. On October 26, 2016, without notice to the Company or its Chief Executive Officer or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting the Company and Mr. Palas from transferring or dissipating any assets up to $652. On October 31, 2016, the Company removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404, and on December 6, 2016, Mr. Barkats filed a motion to remand to the New York Court and request for oral argument. The Company terminated the services of JS Barkats LLC in 2012 and management believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO. The Company intend to vigorously defend against this Litigation, the TRO and any other attempts to attach the assets of the Company.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows:

	Year ended December 31,
	2016	2015
Outstanding warrants to purchase common stock	67,302,668	13,980,000
Outstanding Options to purchase common stock	778,761	778,761
Approved but not Outstanding Options to purchase common stock	—	3,175,000
Unvested Common Stock under the 2014 Incentive Plan	962,500	7,316,667
Common Stock reserved under the 2016 Incentive Plan	30,000,000	—
Option to purchase Common Stock reserved under the 2016 Incentive Plan	15,000,000	—
Common Stock reserved under the October 2016 Offering	57,000,000	—
Total shares reserved for issuance	171,043,929	25,250,428

Issuances

On October 28, 2014, the Company issued 335,000 shares of the Company’s common stock, in connection with the May 1, 2014 service agreement.

During October, 2014, an investor converted $42 principal amount out of the April 11, 2014 notes for 471,967 shares of the Company’s common stock.

On December 8, 2014, the Company issued 209 shares of the Company’s common stock to Carter Terry.

On October 3, 2014, the Company signed a consulting agreement with a consultant according to which the consultant would provide investor relation and public relations services for a period of one year. The Company agreed to grant the consultant 2,000,000 shares of the Company and additional 500,000 options to purchase Company’s shares at an exercise price of $0.001 per shares. Such shares were issued on March 19, 2015. In addition, on the same date the Company issued the consultant 500,000 shares of the Company for the exercised of the options granted. The Company has estimated the fair value of such shares and options, and recorded an expense of $217.

On January 5, 2015, the Company signed a consulting agreement with Dr. Borenstein Ltd according to which the company issued the consultant 1,000,000 options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.001 for one year commencing the date of the agreement. The Consultant exercised such options at May 27, 2015. The Company has estimated the fair value of such options, and recorded an expense of $158.

On February 28, 2015 and March 19, 2015, the Company issued 6,114,867 shares of the Company to a consultant in respect of his September 2014 consulting investor relation and public relations services agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $738.

On March 12, 2015, the Company issued 109,039 shares of the Company for an investor pursuant to the exercise of his options granted at May 2014. The Company has estimated the fair value of such shares, and recorded an expense of $14.

In May and June 2015, the Company issued 3,765,000 shares of the Company to a consultant in respect of his investor relations and public relations services pursuant to a consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $150.

In May 2015, the Company issued 3,250,000 shares of the Company to a consultant in respect of his investor relations and public relations services pursuant to a consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $136.

On June 15, 2015 the Company issued consultant 1,500,000 shares of common stock of the Company in mutual agreement for termination of his June 2014 consulting agreement. The Company has estimated the fair value of such shares, and recorded an expense of $34.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

From July through September 2015, the Company issued 8,035,000 shares of common stock to a consultant in respect of his investor relations and public relations services consulting agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $199.

In August 2015, the Company issued 3,474,405 shares of the Company to Maxim Group LLC in respect of its financial advisor and investment banker agreement with the Company. The shares have been valued and recorded at $34.

In August 2015, the Company issued 1,128,237 shares of the Company to a non-U.S. person in respect of its financial advisor and investment banker settlement agreement with the Company. The Company has estimated the fair value of such shares, and recorded an expense of $13.

On April 13, 2015, the Company entered into a subscription agreement with a non-U.S. person pursuant to which the Company issued 416,667 shares of common stock in exchange for $25.

On April 15, 2015, the Company entered into a Subscription Agreement with Dr. Borenstein Ltd. (the “April Borenstein Subscription Agreement”) pursuant to which the Company agreed to sell 1,630,000 shares of common stock of the Company for the aggregate purchase price of $48.

On June 12, 2015, the Company entered into a Subscription Agreement with Dr. Borenstein Ltd. (the “June Borenstein Subscription Agreement”) pursuant to which the Company agreed to sell 8,484,848 shares of common stock of the Company for the aggregate purchase price of $140.

On July 1, 2015, the Company entered into a subscription agreement with a non-U.S. person pursuant to which the Company issued 2,000,000 shares of common stock in exchange for $32.

On July 6, 2015, the Company entered into a subscription agreement with several non-U.S. entity pursuant to which the Company issued 2,428,571 shares of common stock in exchange for $51.

On July 17, 2015, the Company entered into a subscription agreement with several non-U.S. personnel pursuant to which the Company issued 2,318,183 shares of common stock in exchange for $39.

From February through August 2015, convertible promissory notes holders representing an aggregate principal amount of $1,480,716 converted their notes into 75,060,414 shares of the Company’s common stock.

On January 26, 2016, the Company issued 1,000,000 shares of Common Stock, pursuant to a subscription agreement dated June 12, 2015.

On February 1, 2016, the Company issued 540,000 shares Common Stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $108.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

In February 2016, the Company conducted an offering (the “February 2016 Offering”) consisting of (a) up to $1,925 of the Company’s shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the February Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the. The Securities have been offered pursuant to subscription agreements with each investor. In addition to other customary provisions, each Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the February Offering, including all shares of Common Stock underlying the February Warrants, within 60 days of the closing of the February Offering. The February Warrants are exercisable for 5 years from the date of issuance at $0.10 per share, include an option by which the holder may exercise the Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On February 15, 2016, the Company completed the only closing of the February Offering, representing aggregate gross proceeds to the Company of $1,925. In connection with the closing, the Company and subscribers entered into (a) February Subscription Agreements for, in the aggregate, 35,000,000 shares of Common Stock at $0.055 per share, and (b) February Warrants to purchase, in the aggregate, up to 17,500,000 shares of Common Stock at an exercise price of $0.10 per share.

The Company engaged Maxim to assist in the February 2016 Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the February Offering, warrants to purchase, in the aggregate, up to 2,800,000 shares of Common Stock at an exercise price of $0.0605 per share and to purchase, in the aggregate, up to 1,400,000 shares of Common Stock at an exercise price of $0.11 per share.

On March 15, 2016, the Company issued 85,000 shares of Common Stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $5,685.

On April 13, 2016, the Company issued 1,000,000 shares of Common Stock to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. The Company has estimated the fair value of such shares, and recorded an expense of $73 in second fiscal quarter of 2016 and $10 in first fiscal quarter of 2016. On June 13, 2016 and per the consulting agreement the Company issued an additional 1,000,000 shares of common stock as a service bonus since the agreement was not terminated prior to June 9, 2016. The Company has estimated the fair value of such shares, and recorded an expense of $89.

On April 13, 2016, the Company issued an aggregate of 875,000 shares of Common Stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investor relations and communications services. The Company has estimated the fair value of such shares, and recorded an expense of $42.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

On May 18, 2016, a 1.5-year warrant to purchase shares of Common Stock, dated May 4, 2015, was exercised into 700,000 shares of Common Stock at an exercise price of $0.058 per share, for total consideration of $41.

On June 2, 2016, the Company issued 13,930,742 shares of the Company’s Common Stock in consideration of $146 pursuant to the July 2015 Offering Subscription Agreements.

On June 13, 2016, the Company issued 7,103,467 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014). The Company has estimated and recorded the fair value of such shares as an expense of $632 which was recorded through 2015 and the 2016.

On June 26, 2016, the Company issued 500,000 shares of Common Stock in order to complete its obligations under the Share Purchase Agreement from 2015.

On July 14, 2016, the Company cancelled 85,000 shares of Common Stock that were issued in error.

In June and July 2016, The Company conducted an offering (the “June 2016 Offering”) consisting of (a) up to $3,000 of shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace on the trading day prior to each respective closing of the June Offering, and (b) five-year warrants (the “June Warrants”, together with the shares of Common Stock subscribed for, the “June Securities”) to purchase shares of Common Stock in an amount equal to one hundred percent (100%) of the number of shares of Common Stock so purchased by the subscriber, with an exercise price equal to the per share price of the Common Stock or $0.011 per share, whichever is greater. The June Securities were offered pursuant to subscription agreements with each subscriber (the “June Subscription Agreement”). In addition to other customary provisions, each June Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the June Offering, including all shares of Common Stock underlying the June Warrants, within twenty (20) days of the final closing of the June Offering. Each June Subscription Agreement also provides that if, during the period beginning on the date of the first closing of the June Offering and ending on the six month anniversary thereof, the Company completes (a) a subsequent closing of the June Offering or (b) a public or private offering and sale of $1,000 or more of Common Stock or warrants to purchase Common Stock, where such subsequent closing or offering, as applicable, provides for material deal terms and conditions more favorable than are contained in such June Subscription Agreement, then the June Subscription Agreement will be deemed modified to provide the applicable subscriber with the more favorable deal terms and conditions, and the Company will take all reasonable steps necessary to amend the June Securities and/or issue new securities to the applicable subscriber reflecting such more favorable material deal terms and conditions (the “June MFN Rights”). The June Warrants are exercisable for five years from the date of issuance, include an option by which the holder may exercise the June Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On July 26, 2016, the Company completed closings of the June Offering, both such closings representing aggregate gross proceeds to the Company of $1,370. In connection with both closings, the Company and subscribers entered into (a) June Subscription Agreements for 18,266,668 shares of Common Stock at $0.075 per share, and (b) June Warrants to purchase up to 18,266,668 shares of Common Stock at an exercise price of $0.11 per share. The subscriber in the July 7, 2016 closing received an adjustment to its June Securities pursuant to its June MFN Rights. The warrants were accounted for as derivative liabilities.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

The Company engaged Maxim to assist in the June Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, in connection with both closings, Maxim received commissions equal to 4.44% of the gross proceeds raised, warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.0825 per share, and warrants to purchase up to 928,000 shares of Common Stock at an exercise price of $0.121 per share.

On August 7, 2016, the Company issued 143,000 shares of Common Stock, in consideration for past capital advisory services rendered to the Company. The Company has estimated the fair value of such shares, and recorded an expense of $11.

On August 16, 2016, the Company issued 400,000 shares of Common Stock in satisfaction of debt of $24.

On September 15, 2016, the Company issued 500,000 shares of Common Stock to a consultant in consideration for communications and investor relations services. The Company has estimated the fair value of such shares, and recorded an expense of $20.

On September 15, 2016, the Company issued 500,000 shares of Common Stock to a consultant in consideration for communications and investor relations services. The Company has estimated the fair value of such shares, and recorded an expense of $34.

On October 25, 2016, the Company completed a private placement of its securities to JMJ Financial, an accredited investor. Pursuant to the financing, the Company entered into a Securities Purchase Agreement with the investor thereby agreeing to issue shares of Common Stock, notes, and warrants to purchase shares of Common Stock, in exchange for $500 paid at closing and an additional $250 which were paid at December 20, 2016 after the achievement of certain milestones, as well as up to an additional $250 in financing upon the mutual agreement of the Investor and the Company.

Pursuant to the terms of such financing, the Company agreed to issue to the investor (i) restricted shares of Common Stock equal to twenty-five percent (25%) of the note principal paid to the Company by the Investor, subject to certain adjustments, (ii) a six (6) month promissory note covering the note principal plus an amount equal to approximately five percent (5%) of the actual note principal, in total $1,053, and (iii) a five (5) year warrant to purchase 10,000,000 shares of Common Stock with an aggregate exercise amount of $750.

On December 14, 2016, the Company issued 7,658,129 shares of Common Stock in consideration of $84 pursuant to the July 2015 Offering Subscription Agreement.

On December 20, 2016, the Company issued 950,000 shares of Common Stock to the CEO of the Company and 850,000 shares of Common Stock to the Chairman of the Board of the Company under their service agreements with the Company. The Company has estimated and recorded the fair value of such shares as an expense of $50 which was recorded through 2016.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

On December 30, 2016, the Company issued 850,000 shares of Common Stock to an EVP of the under his service agreement with the Company. The Company has estimated and recorded the fair value of such shares as an expense of $24 which was recorded through 2016.

On December 30, 2016, the Company issued 5,775,000 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014). The Company has estimated and recorded the fair value of such shares as an expense of $386.

On December 30, 2016, the Company issued 300,000 shares of Common Stock, in consideration for past services rendered a member of the Board of Directors to the Company. The Company has estimated the fair value of such shares, and recorded an expense of $20.

Share Repurchase Program

On June 17, 2015, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase up to $500 worth of its common stock, which, based on the value of the Company’s common stock on December 31, 2016, equates to approximately 7,473,841 shares of common stock. However, the total number of shares could differ based on the ultimate price per share paid by the Company. Further, the Company’s shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The Company is not obligated to make any purchases, including at any specific time or in any particular situation. The program may be limited or terminated at any time without prior notice. As of December 31, 2016, the Company had not repurchased any shares under the Share Repurchase Program. On June 23, 2015, the Company repurchased 144,054 shares from a shareholder for $28 as part of a settlement with such shareholder. This repurchase was not pursuant to the Share Repurchase Program.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 15 – STOCK OPTIONS AND STOCK INCENTIVE PLANS

On February 24, 2015, the Board of Directors approved a grant of up to 2,575,000 shares of common stock to certain of its managers, directors and key employees under the 2010 Plan, of which 2,575,000 shares were issued as of December 31, 2016.

On February 24, 2015, the Company’s Board of Directors approved and adopted the Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Plan”), pursuant to which the Company may award shares of its common stock, options to purchase shares of its common stock and other equity-based awards to eligible participants. The 2014 Plan replaced the Company’s Global Share Incentive Plan (2010). Subject to the terms and conditions of the 2014 Plan, the Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants in the 2014 Plan, (ii) the number of options or shares to be covered by an award, (iii) the time or times at which an award shall be granted, (iv) the vesting schedule and other terms and conditions of an award, (v) the form(s) of written agreements applicable to an award, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the 2014 Plan and the granting of awards thereunder. The 2014 Plan permits the grant of up to 13,100,000 shares of common stock and up to 3,175,000 options to purchase shares of common stock to certain of its managers, directors and key employees. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price of $0.14 per share. As of December 2016, 10,733,333 shares granted under the 2016 Incentive Plan have been issued.

On August 8, 2016, the Company’s Board of Directors approved and adopted the Global Share and Options Incentive Enhancement Plan (2016) (the “2016 Plan”), pursuant to which the Company may award shares of its common stock, options to purchase shares of its common stock and other equity-based awards to eligible participants. The 2016 Plan replaced the 2014 Plan. Subject to the terms and conditions of the 2016 Plan, the Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants in the 2016 Plan, (ii) the number of options or shares to be covered by an award, (iii) the time or times at which an award shall be granted, (iv) the vesting schedule and other terms and conditions of an award, (v) the form(s) of written agreements applicable to an award, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the 2016 Plan and the granting of awards thereunder. The 2016 Plan permits the grant of up to 30,000,000 shares of common stock and up to 15,000,000 options to purchase shares of common stock to certain of its managers, directors and key employees. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price that shall not be less than the Fair Market Value on the date of grant. As of December 31, 2016, all shares and options granted under the 2016 Incentive Plan have not yet been issued. As December 31, 2016 and 2015 778,761 options were outstanding and exercisable all of which with a weighted average exercise price of 0.5763 and an intrinsic value of $9.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 15 – STOCK OPTIONS (continued)

The following table summarizes information about options to employees, officers and directors outstanding at December 31, 2016 under the plans:

	Options Outstanding		Vested and Exercisable

Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.5763	778,761	1.33	778,761	0.5763

As of December 31, 2016, the aggregated intrinsic value for the options vested and exercisable was $9 thousand with a weighted average remaining contractual life of 1.33 years.

NOTE 16 – INCOME TAXES

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Taxable income of Israeli companies is subject to tax at the rate of 26.5% in the year 2015, 25% in the year 2016, 24% in the year 2017 and 23% in the year 2018.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31 2016, and 2015 is as follows:

	2016	2015
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$9,259	$6,768
Valuation allowance	(9,259)	(6,768)
	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2015	$6,768
Increase	2,491
Valuation allowance, December 31, 2016	$9,259

Carry forward losses of the Company are approximately $20,635 at December 31, 2016 and available throughout 2036.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 16 – INCOME TAXES (continued)

Carry forward losses of the Israeli subsidiary are approximately $4,114 at December 31, 2016 and have no expiration date.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2016	2015
Loss before taxes, as reported in the consolidated statements of operations	$7,266	$7,462

Federal statutory rate	35%	35%

Theoretical tax benefit on the above amount at federal statutory tax rate	2,543	2,611

Losses and other items for which a valuation allowance Was provided or benefit from loss carry forward	(2,491)	(2,611)

Actual tax expense	52	—

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 17 – TRANSITION PERIOD FINANCIAL INFORMATION

In 2016, the Company changed its fiscal year to end on December 31st each year, effective January 1, 2016. The following table presents selected financial data for the transition period, the three months ended and as of December 31, 2015, and three months ended and as of December 31, 2014, (in thousands, except per share data):

	Three Month Ended December 31,
	2015	2014
		(unaudited)
Consolidated Statement of Operations data:
General and administrative expenses	$1,106	$827
Other losses	—	19
Financial expenses. net	144	468
Equity Losses in Non-Consolidated Subsidiaries	38	—
Net Loss	$1,288	$1,314

Net loss per common share – basic and diluted	$(0.007)	$(0.026)
Weighted average shares outstanding during the period (basic and diluted)	177,011,554	51,031,823

Consolidated Balance Sheet (as of December 31, 2014, Unaudited):
Total Current Assets	$404
Total Non-Current Assets	509
Total Assets	$913

Total Current liabilities	$1,234
Long Tern Bank Loan	126
Total stockholders’ equity	(447)
Total Liabilities and stockholders’ deficit	$913

NOTE 18 – SUBSEQUENT EVENTS

On January 31, 2017, the Company issued 404,167 shares of Common Stock to the Former Chief Financial Officer (Israel) of the Company and 350,000 shares of Common Stock to Former Chief Financial Officer (U.S.) of the Company under their departure settlement agreements with the Company.

On January 31, 2017, the Company dissolved Johnstonsphere, LLC.

On February 1, 2017, the Board of Directors approved the Company’s Amended and Restated Non-Employee Director Compensation Policy, applicable to members of the Board who are not employees of the Company. Under the Amended Director Compensation Policy, beginning on January 1, 2016 each Eligible Director shall be entitled to an annual cash retainer of USD $20, paid semi-annually, and a quarterly stock awards equal to $13, determined based on the closing price of a share of Common Stock on the last trading day of such quarter, as reported on the OTCQB® Venture Marketplace. Eligible Directors shall also receive meeting fees equal to (a) $1.5 for scheduled quarterly meetings of the Board attended in-person, (b) $0.5 for scheduled quarterly meetings of the Board attended by teleconference, (c) USD $0.25 for special meetings of the Board, and (d) $0.5 for meetings of the committees of the Board. If an Eligible Director attends a meeting of the Board and one or more meetings of a committee of the Board on the same date, the Eligible Director shall receive the full fee for the meeting of the Board and 50% of the fee for each meeting of a committee of the Board attended.

On February 13, 2017, the Company entered into a 90 days Loan Agreement with Viskoben Limited to borrow $200 at interest rate of ten percent (10.0%).