Form 10-Q
period 2017-03-31
BLUE SPHERE CORP.
filed 2017-05-15
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 12, 2017, there were 2,211,098 shares of common stock, par value $0.001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2017	December 31, 2016
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$242	$416
Related Parties	1,493	1,408
Other current assets	76	81
Total current assets	1,811	1,905

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	48	50

INVESTMENTS IN NON-CONSOLIDATED AFFILIATES	10,734	10,137
INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES	4,563	4,429

Total assets	$17,156	$16,521
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of Debentures and long term loan	$3,701	$2,988
Short Term Loans	1,370	280
Accounts payables	847	557
Other accounts payable and liabilities	2,085	2,091
Deferred revenues from joint ventures	5,888	5,658
Total current liabilities	13,891	11,574

ACCRUED SEVERANCE PAY	13	11

LONG TERM BANK LOANS	125	112

LONG TERM LOANS AND LIABILITIES	5,049	5,003

WARRANTS LIABILITY	1,889	2,045
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2017 and December 31, 2016. Issued and outstanding: 2,201,963 shares and 2,147,383 shares at March 31, 2017 and December 31, 2016, respectively	2	2
Treasury shares	(28)	(28)
Accumulated other comprehensive income	27	33
Additional paid-in capital	44,662	44,262
Accumulated deficit	(48,474)	(46,493)
Total Stockholders’ Deficiency	(3,811)	(2,224)
Total liabilities and Stockholders’ Deficiency	$17,156	$16,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three months ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative expenses	1,194	2,082
Other income	—	(102)
OPERATING LOSS	1,194	1,980
FINANCIAL EXPENSES, net	940	41
LOSS FROM EXTINGUISHMENT OF DEBENTURE	615	—
LOSS (GAIN) FROM CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	(337)	1,190
NET LOSS BEFORE EQUITY INCOME (LOSSES)	2,412	3,211

EQUITY INCOME IN NON-CONSOLIDATED AFFILIATES	367	—
EQUITY INCOME (LOSS) IN NON-CONSOLIDATED SUBSIDIARIES	64	(670)

NET LOSS FOR THE PERIOD	$1,981	$3,881

Net loss per common share - basic and diluted	$(0.91)	$(2.59)

Weighted average number of common shares outstanding during the period - basic and diluted	2,165,433	1,497,375 *

(*)	Retrospectively adjusted to reflect the 130-for-1 reverse stock split

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Three months ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
NET LOSS	$1,981	$3,881
Other comprehensive (income) loss, net of tax:
Currency translation adjustments	6	(4)
TOTAL COMPREHENSIVE LOSS	$1,987	$3,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value
	Shares	Amount	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2016 (Audited)	2,147,383	$2	(28)	33	$44,262	$(46,493)	$(2,224)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2017 (Unaudited):
Issuance of shares for services	27,598	*	—	—	132	—	132
Extinguish of liability upon shares issuance	7,406	*	—	—	47	—	47
Share based compensation	19,576	*	—	—	221	—	221
Comprehensive loss	—	—	—	(6)	—	(1,981)	(1,987)
BALANCE AT MARCH 31, 2017 (Unaudited)	2,201,963	$2	$(28)	$27	$44,662	$(48,474)	$(3,811)

	Common Stock, $0.001 Par Value**
	Shares	Amount	Proceeds on amount of Shares	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2015 (Audited)	1,388,481	$1	$165	(28)	—	$41,068	$(44,692)	$(3,486)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2016 (Unaudited):
Issuance of shares for services	4,808	*				385		385
Issuance of common stock, net of issuance costs	276,924	*	(20)			614		594
Comprehensive loss					4		(3,881)	(3,877)
BALANCE AT MARCH 31, 2016 (Unaudited)	1,670,211	$1	$145	$(28)	$4	$42,067	$(48,573)	$(6,384)

*	less than $1
**	Retrospectively adjusted to reflect the 130-for-1 reverse stock split

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,981)	$(3,881)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payments	221	—
Depreciation	2	4
Extinguish of liability upon shares issuance	47	—
Equity losses (income) in non-consolidated subsidiaries	(64)	670
Equity income in non-consolidated affiliates	(367)	—
Expense in respect of convertible notes and loans	680	172
Loss from extinguishment of debenture	615	—
Changes in warrants liability	(337)	1,190
Expenses in respect of severance pay	2	—
Issuance of shares for services	132	385

Increase in related parties	(60)	(126)
Decrease (increase) in other current assets	5	(43)
Increase in other long term assets	—	(9)
Increase (decrease) in accounts payables	288	(249)
Increase in other account payables	(36)	293
Net cash used in operating activities	(853)	(1,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(60)
Net cash used in investing activities	—	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	750	50
Repayment of loans	(68)	(288)
Proceeds from issuance of shares and warrants	—	1,752
Net cash provided by financing activities	682	1,514

DECREASE IN CASH AND CASH EQUIVALENTS	(171)	(140)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	(3)	5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	416	1,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242	$1,753
NON-CASH TRANSACTION:

Issuance expense paid through warrants issuance	—	225
Increase in investments in nonconsolidated affiliates against deferred revenues	230	411
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$203	$25

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

Blue Sphere Corporation (the “Company”), together with its wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), BinoSphere LLC (“Binosphere”), Bluesphere Pavia S.r.l (“Bluesphere Pavia”, formerly called Bluesphere Italy S.r.l.), and Blue Sphere Brabant B.V. (“BSB”), is focused on project integration in the clean energy production and waste to energy markets. The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. On February 17, 2010, the Company conducted a reverse merger, name change and forward split of its common stock, and in March 2010 current management took over operations, at which point the Company changed its business focus to become a project integrator in the clean energy production and waste to energy markets. On May 12, 2015, the Company formed Bluesphere Pavia, a subsidiary of Eastern, in order to acquire certain biogas plants located in Italy (see note 5 below). On September 19, 2016, the Company formed BSB in order to commence operations in the Netherlands. On January 31, 2017, the Company dissolved Johnstonsphere LLC, which had no operations since inception.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The March 31, 2017 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.	Recent Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company expects to adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company expects to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

D.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

9

NOTE 5 – FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$312	$—	$—	$312
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,756	$2,756
Warrants liability	$—	$—	$1,889	$1,889
Total liabilities	$312	$—	$4,645	$4,957

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$187	$—	$—	$187
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,685	$2,685
Warrants Liability	$—	$—	$2,045	$2,045
Total liabilities	$187	$—	$4,730	$4,917

Deferred payment due to the acquisition of the SPVs - represents the remaining balance of fifty percent (50%) of the purchase price that is due to the sellers on the third anniversary of the closing date (the “Deferred Payment”). The fair value measurement of the fair market value of the Deferred Payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions in measuring fair value. The Company estimated the fair value of the Deferred Payment using the discounted cash flow model. Key assumptions include the level and timing of the expected future payment and discount rate consistent with the level of risk and economy in general. The Deferred Payment due to the acquisition of the SPVs is included in long term loans and Liabilities in the consolidated Balance Sheets and the change in fair value of remaining balance is included in interest expenses in the consolidated statements of income.

Deferred payment due to the acquisition of the SPVs
Balance at December 31, 2016	$2,685
Changes in fair value, interest expense and translation adjustments	71
Balance at March 31, 2017	$2,756

Warrant Liability - the estimated fair values of outstanding warrant liability were measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement.

As of March 31, 2017, and December 31, 2016, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at December 31, 2016	$2,045
Issuance of warrants	181
Changes in fair value	(337)
Balance at March 31, 2017	$1,889

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2017, the Company had approximately $242 in cash and cash equivalents, approximately $12,080 in negative working capital, a stockholders’ deficit of approximately $3,811 and an accumulated deficit of approximately $48,474. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 – SHORT TERM LOAN AND DEBENTURES

On February 7, 2017, the Company entered into a 90 day Loan Agreement with Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%), or thirty percent (30.0%) if calculated annually (the “Viskoben Note”).

On February 14, 2017, the Company received an additional $250 under its private placement of securities closed on October 25, 2016 (the “October Financing”) and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of the Company’s common stock in a public offering of up to $15 million of its securities (the “Public Offering”), (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing.  On March 14, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of the Company’s common stock, notes and warrants, in exchange for up to $1,500 (an increase of $500). On the same date, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing.

On March 24, 2017, the Company and five of the six holders of the Debentures, representing an aggregate principal balance of $2,000, entered into a First Amendment to Senior Debenture (the “Debenture Amendment”), thereby amending the Debentures to provide that some or all of the principal balance, and accrued but unpaid interest thereon, is convertible into shares of the Company’s common stock at the holders’ election, with such right to convert beginning on the six (6) month anniversary of the Debenture Amendment and ending ten (10) days prior to the date the Debenture matures. The conversion price shall be (a) equal to 80% of the average reported closing price of the Company’s common stock on The NASDAQ Capital Market, calculated using the five (5) trading days immediately following the up-list to The NASDAQ Capital Market, or (b) if the up-list has not occurred, equal to 80% of the average reported closing price of the Company’s common stock on the OTCQB Venture Marketplace, calculated using the five (5) trading days immediately preceding the date of the conversion notice.

NOTE 8 – CONTINGENT

On March 15, 2017, Prassas Capital, LLC, an Arizona limited liability company, filed a complaint against the Company alleging breach of contract and seeking (a) unpaid fees in the amount of $1,601 plus interest, (b) issuance of an order of prejudgment attachment and garnishment on the Company’s bank accounts, other property held by the Company and all payments owed to the Company from third parties, (c) an injunction restraining the Company from transferring funds or property outside of the court’s jurisdiction or alternatively that the court appoint a receiver to manage, operate, control and take possession of the Company’s assets, and (d) a declaration that Prassas Capital, LLC has been granted a contractual right to purchase 53,847 shares of the Company’s common stock at a price of $6.50 per share (after giving effect to the reverse stock split described below). This litigation was filed as Prassas Capital, LLC v. Blue Sphere Corporation with the United States District Court for the Western District of North Carolina, Civil Action No. 3:17-CV-00131. The Company disputes the allegations and claims, and intends to rigorously defend against this litigation.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 9– COMMON SHARES

On March 24, 2017, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every one hundred and thirty shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 130-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 130-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 130-for-1 reverse stock split.

On January 31, 2017, the Company issued 3,109 shares of its common stock to the Former Chief Financial Officer (Israel) of the Company and 2,692 shares of its common stock to Former Chief Financial Officer (U.S.) of the Company under their departure settlement agreements with the Company. The fair market value of the shares at grant date was $41.

On February 14, 2017 and March 14, 2017, the Company issued warrants in connection with two (2) separate installments of $250,000 each under the October Financing, with each such five-year warrant providing its holder with the right to purchase up to 25,642 shares of our common stock. (See Note 7).

On February 21, 2017, the Company issued 19,576 shares of its common stock to four Directors of the Company and a former Director of the Company for services that were rendered in 2016 and pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $170.

On March 2, 2017, the Company issued 17,949 shares of its common stock to a former consultant pursuant to a letter agreement dated August 8, 2014, whereby the Company had agreed to issue $350 of common stock, determined based on the closing price per share on the OTCQB Venture Marketplace on November 25, 2014, which was $19.50 per share. The letter agreement evidenced a bonus granted by the Company for investor relation and advisory services provided in 2014.  In connection with the issuance, on March 1, 2017, the consultant provided to the Company a release and waiver of any and all claims. The fair market value of the shares at grant date was $87.

On March 13, 2017, the Company issued 3,847 shares of its common stock to a consultant, pursuant to a consulting agreement dated September 1, 2016, in consideration for financial advisory and consulting services. The fair market value of the shares at grant date was $6.

On March 31, 2017, the Company issued 7,406 shares of its common stock to several officers, directors, employees and/or consultants of the Company. All shares issued vested on March 31, 2017 pursuant to grants dated February 24, 2015 under the Company’s Global Share and Options Incentive Enhancement Plan (2014). The fair market value of the shares at grant date was $47.

NOTE 10 – SUBSEQUENT EVENTS

On April 13, 2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 28, 2017, the Company extended the maturity date from the earlier of May 1, 2017 or the third business day after the closing of a public offering to the earlier of May 19, 2017 or the third business day after the closing of a public offering.

On April 17, 2017, the Company issued 7,840 shares of our common stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50.

On April 30, 2017, the Company dissolved Sustainable Energy Ltd.

On May 10, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of the Company’s common stock, notes and warrants, in exchange for up to $2,000 (an increase of $500). On May 11,2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of the Company’s common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing.

The Viskoben Note matured on May 7, 2017, and the Company will be in default thereunder if it does not pay the unpaid principal and interest balance within fifteen (15) days after such payment is demanded; as of the date hereof, the holder has not demanded payment and has agreed to withhold its demand until such time as the parties can enter into an amendment to extend the Viskoben Note, which the holder has verbally agreed to do.

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

Our business model is based on two main activities: we are a Build, Own & Operate (BOO) company, and we are a strategic acquirer of already constructed and operational facilities. In 2016, we continued to execute on our BOO business model by integrating the construction, financing and management of the North Carolina and Rhode Island projects. The North Carolina project commenced commercial operations on November 18, 2016 and we anticipate that the Rhode Island project to commence commercial operations by June 30, 2017 and to have a collective capacity of 8.4 MW. Any revenue generated by the North Carolina is recognized as Equity Income (loss) in Non-Consolidated Subsidiaries and any revenue generated by the Rhode Island project is recorded as deferred revenue from nonconsolidated affiliates until the facility is commercially operational. We also executed on our acquisition strategy in 2015 by acquiring four SVPs in Italy, each of which owns an operational anaerobic digester with approximately 1 MW of capacity. The foregoing achievements have put a tremendous burden on our human and financial resources. We plan to expand our BOO and strategic acquisition activities in the coming years, which will require adding members to our team and additional capital investments.

Results of Operations – For the Three-Months Ended March 31, 2017 Compared to the Three-Months Ended March 31, 2016

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2017 were $1,194,000, as compared to $2,082,000 for the three-month period ended March 31, 2016. The decrease in general and administrative expenses is mainly attributable to decrease in compensation expenses and service providers.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the three-month period ended March 31, 2017 was $367,000, as compared to $0 for the three-month period ended March 31, 2016. The increase is attributable to commencement of the commercial operation of our North Carolina project, which commenced its commercial operations and began providing output to Duke Energy pursuant to the Duke PPA on November 18, 2016. Until commencement of the commercial operations, we had not recorded our share of net earnings generated by the North Carolina project as equity earnings, but rather, had recorded them as deferred revenue in our current liabilities. As of March 31, 2017, we have not recorded our share of net earnings generated by the Rhode Island project as equity earnings, but rather, have recorded them as deferred revenue in our current liabilities. Deferred revenues represent payments that were received by us in connection with this project but were not recognized as equity earnings and increase in the affiliate’s membership interest accounted by the Company using the step-by-step basis in accordance with ASC 323-10-35-15. Such deferred revenues will be recorded to the income statement upon the commencement of the commercial operations of the Rhode Island plant and fulfillment of our obligation under the operating and development agreements.

Equity Income in Nonconsolidated Subsidiaries

Equity Income in Nonconsolidated Subsidiaries for the three-month period ended March 31, 2017 was $64,000, as compared to $(670,000) for the three-month period ended March 31, 2016. Our loss is attributable to our share of net losses generated by the SPVs. The first quarter of 2016 was a ramp up and maintenance period that has taken place following the closing of the acquisition of the SPVs. Pursuant to the Plant EBITDA Agreement with Austep, Austep operated, maintained and supervised our biogas plants and agreed that we would receive a monthly aggregate EBITDA of $204,147 (€188,000) from the four SPVs, collectively, during the initial six months following the closing date, and for periods thereafter the Plant EBITDA Agreements provides that we will receive an annual aggregate EBITDA of $4,082,946 (€3,760,000). We apply the equity method of accounting because the Plant EBITDA Agreement, pursuant to which Austep operates, maintains and supervises each facility, prevents us from exercising a controlling influence over the operating policies of the facilities. Under this method, the equity investment is reflected as an investment in nonconsolidated subsidiaries on our balance sheets and the net earnings or losses of the investments is reflected as equity in net earnings of nonconsolidated subsidiaries on the Company’s consolidated statements of operations.

Gain from Change in Fair Value of Warrants Liability

Gain from Change in Fair Value of Warrants Liability for the three-month period ended March 31, 2017 was $356,000, as compared to a loss of $1,190,000 for the three-month period ended March 31, 2016. The gain is attributable to the decrease in the Fair Value of our Warrants Liability mainly due to the decrease in the price of share of our common stock. The estimated fair value of our outstanding warrants liability was measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. The table bellows explains the changes in the Fair Value of Warrants Liability during the twelve-month period ended December 31, 2016 and 2015.

Warrants Liability
Balance at December 31, 2016	$2,045
Issuance of warrants	181
Changes in fair value	(337)
Balance at March 31, 2017	$1,889

Net Loss

We incurred a net loss of $1,981,000 for the three-month period ended March 31, 2017, as compared to a net loss of $3,881,000 for the three-month period ended March 31, 2016. The decrease in net loss is mainly attributable to the decrease in our general and administrative expenses and increase in equity income from non-consolidated subsidiaries and affiliates.

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

As of March 31, 2017, we had cash and cash equivalents of $242,000, as compared to $416,000 as of December 31, 2016. As of March 31, 2017, we had a working capital deficit of $12,080,000, as compared to $9,669,000 as of December 31, 2016. The increase in our working capital deficit was mainly attributable to increase in current maturities of debentures and long term loan in the amount of $713,000, increase in short term loans in the amount of $1,090,000, increase in accounts payables in the amount of $290,000 and increase in deferred revenues from nonconsolidated affiliates in the amount of $230,000.

Net cash used in operating activities was $853,000 for the three-month period ended March 31, 2017, as compared to cash used in operating activities of $1,594,000 for the three-month period ended March 31, 2016. The decrease is mainly attributable to the decrease in equity losses in nonconsolidated subsidiaries, increase in equity losses in nonconsolidated affiliates and increase in changes in warrants to issue shares

Net cash used in investing activities was $0 for the three-month period ended March 31, 2017, as compared to net cash used in investing activities of $60,000 for the three-month period ended March 31, 2016.

Net cash provided by financing activities was approximately $682,000 for the three-month period ended March 31, 2017, as compared to approximately $1,514,000 for the three-month period ended March 31, 2016. We have principally financed our operations through the sale of our common stock, the issuance of debt, our operations in Italy and development fees received for the North Carolina and Rhode Island projects. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Although management anticipates that cash resources will be available to the Company, distributions from the Italians operations, North Carolina and Rhode Island projects it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still seeking to raise additional funds for future operations and possible project investment, and any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As at March 31, 2017, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company expects to adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company expects to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2016 are applied consistently in these financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three-months ended March 31, 2017. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2017. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 15, 2017, Prassas Capital, LLC, an Arizona limited liability company (“Prassas”), filed a complaint against the Company (the “Prassas Litigation”) alleging breach of contract and further   (a) seeking unpaid fees in the amount of $1,601,317.67 plus interest, (b) seeking issuance of an order of prejudgment attachment and garnishment on the Company’s bank accounts, other property held by the Company and all payments owed to the Company for third parties, (c) seeking an injunction restraining the Company from transferring funds or property outside of the court’s jurisdiction or alternatively that the court appoint a receiver to manage, operate, control and take possession of the Company’s assets, and (d) seeking a declaration that Prassas Capital, LLC has been granted a contractual right to purchase 53,847 shares of common stock at a price of $6.50 per share (after giving effect to the Reverse Stock Split). The Prassas Litigation was filed as Prassas Capital, LLC v. Blue Sphere Corporation with the United States District Court for the Western District of North Carolina, Civil Action No. 3:17-CV-00131. On March 20, 2017, the Company received notice of the foregoing.

On April 10, 2017, the Company filed its answer in the Prassas Litigation, denying the underlying factual allegations contained in the complaint and denying the contention that Prassas is entitled to any relief. In addition to filing its answer, the Company (1) moved for the court to dismiss the Prassas Litigation, because of Prassas’ failure to plead one or more essential elements of its claims, and (2) brought against Prassas claims of fraud, breach of fiduciary duty, constructive fraud, negligence, unjust enrichment and punitive damages. The Company seeks reimbursement of amounts fraudulently or negligently billed by Prassas and paid by the Company of not less than $833,000, pre and post judgement interest, attorney’s fees and costs actually incurred in defending the Prassas Litigation.

On May 10, 2017, Prassas filed its answer to the Company’s response, whereby Prassas moved for the court to dismiss the Company’s counterclaims alleging that, among other things, the Company did not plead one or more essential elements of its claims.

The Company believes that Prassas is a disgruntled service provider, that the claims brought by Prassas are without merit, that no amounts are owed to Prassas and that amounts, including those previously paid to Prassas, are payable to the Company.  We intend to vigorously defend against the Prassas Litigation and any other attempts to attach the assets of the Company.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On January 31, 2017, we issued 3,109 shares of its common stock to the Former Chief Financial Officer (Israel) of the Company and 2,693 shares of our common stock to the Former Chief Financial Officer (U.S.) of the Company under their departure settlement agreements with the Company. The fair market value of the shares at grant date was approximately $41,000.

On February 14, 2017, March 14, 2017, April 13, 2017 and May 11, 2017 we issued October 2016 SPA Warrants (as defined below) in connection with four (4) separate installments of $250,000 each under the October 2016 Note (as defined below), with each such five-year warrant providing its holder with the right to purchase up to 25,642 shares of our common stock. The information pertaining to the October 2016 Financing in Part II, Item 5 is incorporated herein by reference in its entirety.

On February 21, 2017, we issued 19,576 shares of our common stock to four Directors of the Company and a former Director of the Company for services that were rendered in 2016 and pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was approximately $170,000.

On March 2, 2017, we issued 17,949 shares of our common stock to a former consultant pursuant to a letter agreement dated August 8, 2014, whereby the Company had agreed to issue $350,000 of our common stock, determined based on the closing price per share on the OTCQB Venture Marketplace on November 25, 2014, which was $19.50 per share. The letter agreement evidenced a bonus granted by the Company for investor relation and advisory services provided in 2014. In connection with the issuance, on March 1, 2017, the consultant provided to the Company a release and waiver of any and all claims. The fair market value of the shares at grant date was approximately $87,000.

On March 13, 2017, we issued 3,847 shares of our common stock to a consultant, pursuant to a consulting agreement dated September 1, 2016, in consideration for financial advisory and consulting services. The fair market value of the shares at grant date was approximately $6,000.

On March 31, 2017, we issued 7,406 shares of our common stock to several officers, directors, employees and/or consultants of the Company. All shares issued vested on March 31, 2017 pursuant to grants dated February 24, 2015 under the Company’s Global Share and Options Incentive Enhancement Plan (2014). The fair market value of the shares at grant date was approximately $47,000.

On April 17, 2017, we issued 7,840 shares of our common stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was approximately $50,000.

Each of the transactions described above give effect to the Reverse Stock Split (as defined below) and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500,000 worth of our common stock. We may purchase shares of our common stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice. We had no share repurchase activity during the thee-months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 31, 2017, we dissolved Johnstonsphere LLC, our subsidiary, and on April 30, 2017, through our subsidiary, Eastern Sphere Ltd., we dissolved Sustainable Energy Ltd., our indirect subsidiary, both which had no operations

NASDAQ Listing and the Reverse Stock Split

As previously reported, on January 20, 2017, we filed an application to have our securities listed on The NASDAQ Capital Market.  No assurance can be given that our application will be approved. Also, as previously reported, on November 23, 2016, our stockholders approved a reverse split of our common stock at a ratio reasonably necessary to satisfy the minimum requirements for listing on The NASDAQ Capital Market. On March 24, 2017, we effectuated a reverse split of our common stock upon the filing of our Certificate of Amendment No. 2 to our Amended and Restated Articles of Incorporation, at a ratio of 130-to-1 (the “Reverse Stock Split”), such that each 130 shares of common stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split automatically combined into 1 validly issued, fully paid and non-assessable share of common stock without any further action by the Company or the holder thereof;

October 2016 Financing

As previously reported, on October 25, 2016, the Company completed a private placement of its securities (the “October 2016 Financing”) to JMJ Financial, an accredited investor (the “October 2016 Investor”). Pursuant to the October 2016 Financing, the Company entered into a Securities Purchase Agreement, as amended (the “October 2016 SPA”), for up to $1,000,000 (the “October 2016 Note Principal”) payable in specified installments, thereby agreeing to issue to the October 2016 Investor (i) restricted shares of common stock equal to twenty-five percent (25%) of the October 2016 Note Principal paid to the Company to be issued no later than May 19, 2017, as amended (the “October 2016 Shares”), (ii) a non-interest bearing six-month promissory note in the amount of the October 2016 Note Principal plus an amount equal to approximately five percent (5%) of the actual October 2016 Note Principal, for a total of $1,053,000 (the “October 2016 Note”), and (iii) a five-year warrant to purchase up to 51,283 shares of common stock (the “October 2016 Warrant”).  In connection with the closing on October 25, 2016, the Company issued the October 2016 Shares, the October 2016 Note and the October 2016 Warrant.

We entered into Amendment No. 2 to the October 2016 SPA and October 2016 Note with the October 2016 Investor on March 14, 2017, to increase the principal loan under the October 2016 SPA and the October 2016 Note by $500,000, to an aggregate principal amount of up to $1,500,000 (the “Amended October 2016 Note Principal”). In addition, we agreed to (i) increase the number of October 2016 Shares proportionately up to the Amended October 2016 Note Principal; (ii) amend the October 2016 Note to reflect the Amended October 2016 Note Principal, plus an aggregate “origination fee” of $79,500, for a total October 2016 Note balance of up to $1,579,500; and (iii) issue warrants to purchase shares of common stock equal to 100% coverage upon receipt of each payment made by the Investor toward the Amended October 2016 Note Principal.

We entered into Amendment No. 5 to the October 2016 SPA and October 2016 Note with the October 2016 Investor on May 10, 2017, to increase the principal loan under the October 2016 SPA and the October 2016 Note by $500,000, to an aggregate principal amount of up to $2,000,000 (the “Second Amended October 2016 Note Principal”). In addition, we agreed to (i) increase the number of October 2016 Shares proportionately up to the Second Amended October 2016 Note Principal; (ii) amend the October 2016 Note to reflect the Second Amended October 2016 Note Principal, plus an aggregate “origination fee” of $26,500, for a total October 2016 Note balance of up to $2,106,000; and (iii) issue warrants to purchase shares of common stock equal to 100% coverage upon receipt of each payment made by the Investor toward the Second Amended October 2016 Note Principal.

On December 20, 2016, we received the second installment under the October 2016 Note in the amount of $250,000 upon achieving certain milestones, and issued a five-year warrant to purchase up to 25,642 shares of common stock in accordance with the October 2016 SPA (the “December 2016 Warrant”). On February 14, 2017, we received the third installment under the October 2016 Note in the amount of $250,000 upon achieving certain milestones, and issued a five-year warrant to purchase up to 25,642 shares of common stock in accordance with the October 2016 SPA (the “February 2017 Warrant”). On March 14, 2017, we received the fourth installment under the October 2016 Note in the amount of $250,000 and issued a five-year warrant to purchase up to 25,642 shares of common stock in accordance with the October 2016 SPA (the “March 2017 Warrant”). On April 13, 2017, we received the fifth installment under the October 2016 Note in the amount of $250,000 and issued a five-year warrant to purchase up to 25,642 shares of common stock in accordance with the October 2016 SPA (the “April 2017 Warrant”). On May 11, 2017, we received the sixth installment under the October 2016 Note in the amount of $250,000 and issued a five-year warrant to purchase up to 25,642 shares of common stock in accordance with the October 2016 SPA (together with the October 2016 Warrant, the December 2016 Warrant, the February 2017 Warrant, the March 2017 Warrant and the April 2017 Warrant, the “October 2016 SPA Warrants”). As of May 12, 2017, the outstanding balance of the October 2016 Note is $1,856,000.

By letter agreement or amendment, the Company and the October 2016 Investor agreed to extend certain milestone dates contained in the October 2016 SPA, October 2016 Note and the October 2016 SPA Warrants, as follows:

●	By letter agreement on March 1, 2017, the parties agreed to extend (i) the date to receive conditional approval from The NASDAQ Capital Market to March 31, 2017 and (ii) the date upon which a reverse split of our common stock will become effective to April 15, 2017.

●	By letter agreement on April 4, 2017 in substantially the same form as the March 1, 2017 letter agreement, the parties agreed to further extend the date to receive conditional approval from The NASDAQ Capital Market to April 28, 2017.

●	By entering into Amendment No. 3 to the October 2016 SPA and October 2016 Note on April 13, 2017, the parties agreed to extend (i) the maturity date of the October 2016 Note, (ii) the date the October 2016 Shares are issuable and (iii) the date the pricing of the October 2016 Shares shall reset, in all cases, to May 1, 2017.

●	By entering into Amendment No. 4 to the October 2016 SPA, October 2016 Note and the October 2016 SPA Warrants on April 28, 2017, the parties agreed to extend (i) the maturity date of the October 2016 Note, (ii) the date the October 2016 Shares are issuable, (iii) the date the pricing of the October 2016 Shares shall reset and (iv) the date to receive conditional approval from The NASDAQ Capital Market, in all cases, to May 19, 2017.

In addition, in each of the foregoing letter agreements or amendments, the October 2016 Investor conditionally agreed to waive any default in connection with the original dates, except to the extent of damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, if we trigger an event of default or breach any terms of the October 2016 SPA, October 2016 Note and the October 2016 SPA Warrants, as the case may be, subsequent to the letter agreement or amendment.

December 2015 Debenture Offering

As previously reported, On December 23, 2015, we completed the only closing of an offering (the “Debenture Offering”) with six accredited investors of up to $3,000,000 of our Senior Debentures (the “Debentures”) and warrants to purchase up to 61,544 shares of our common stock. On March 24, 2017, the Company and five (5) of the six (6) holders of the Debentures, representing an aggregate principal balance of $2,000,000, entered into a First Amendment to Senior Debenture, thereby amending the Debentures to provide that some or all of the principal balance, and accrued but unpaid interest thereon, is convertible into shares of our common stock at the holders’ election, beginning on September 24, 2017. The conversion price of the Debentures will be (a) equal to 80% of the average reported closing price of our common stock on The NASDAQ Capital Market, calculated using the five (5) trading days immediately following an up-list to The NASDAQ Capital Market, or (b) if an up-list has not occurred, equal to 80% of the average reported closing price of our common stock on the OTCQB Venture Marketplace, calculated using the five (5) trading days immediately preceding the date of the conversion notice.

20

ITEM 6. EXHIBITS.

No.	Description	Note

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013	(1)

3.2	Certificate of Amendment No. 2 to our Amended and Restated Articles of Incorporation	(4)

3.3	Amended and Restated Bylaws, dated June 17, 2015	(2)

10.1	Form of Securities Purchase Agreement, Promissory Note and Common Stock Purchase Warrant from the October 2016 Financing.	(3)

10.2	Letter Agreement, dated March 1, 2017, between JMJ Financial and Blue Sphere Corporation.	(4)

10.3	Amendment #2 to the Securities Purchase Agreement and to the $1,053,000 Promissory Note, dated March 14, 2017, by and between Blue Sphere Corporation and JMJ Financial.	(5)

10.4	Letter Agreement, dated April 4, 2017, between JMJ Financial and Blue Sphere Corporation.	*

10.5	Amendment #3 to the Securities Purchase Agreement and to the $1,579,500 Promissory Note, dated April 13, 2017, by and between Blue Sphere Corporation and JMJ Financial.	*

10.6	Amendment #4 to the Securities Purchase Agreement, the $1,579,500 Promissory Note, and the Common Stock Purchase Warrants, dated April 28, 2017, by and between Blue Sphere Corporation and JMJ Financial.	*

10.7	Amendment #5 to the Securities Purchase Agreement and to the $1,579,500 Promissory Note, dated May 11, 2017, by and between Blue Sphere Corporation and JMJ Financial.	*

10.8	Form of First Amendment to Senior Debenture.	(6)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2016.
(4)	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on March 7, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2017.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 24, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: May 15, 2017

By:	/s/ Ran Daniel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 15, 2017