Form 10-K/A
period 2016-12-31
BLUE SPHERE CORP.
filed 2017-06-08
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No.: 000-55127

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

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Blue Sphere Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 15, 2017 (the “Form 10-K”), to amend Part II, Item 9A, Controls and Procedures. The Company is amending the Form 10-K due to an inadvertent omission of the subsection “Management’s Report on Evaluation of Internal Controls Over Financial Reporting” from Part II, Item 9A of the Form 10-K. Accordingly, Part II, Item 9A of the Form 10-K is being amended to substitute the subsection previously titled “Changes in Internal Controls” with the subsection titled “Management’s Report on Evaluation of Internal Controls Over Financial Reporting”.

In connection with the foregoing, and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of a new Exhibit 31.1 and Exhibit 31.2.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Evaluation of Internal Controls Over Financial Reporting

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

Pursuant to Rule 13a-15(c) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of our internal controls over financial reporting as of the year ended December 31, 2016. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2016. Specifically, during our assessment of the effectiveness of internal controls over financial reporting, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight. Due to our limited resources, we do not have multiple levels of transaction review.

Our management is in the process of determining how best to change our current system and implement a more effective system of controls and procedures. During 2016, the Board of Directors created an audit committee comprised of only disinterested directors, and our management recruited a seasoned Chief Financial Officer and began implementing and evaluating new internal controls over financial reporting and disclosure controls and procedures. Although management is still evaluating the design of these new controls and procedures, we believe that our improved processes and procedures will assist in the remediation of our material weaknesses. Once placed in operation for a sufficient period, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the audit committee of the Board of Directors, is committed to the remediation of known material weaknesses as expeditiously as possible. However, given limitations in financial and human resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made that the implementation of a more effective system of controls and procedures will be completed in a timely manner, or that such controls and procedures will be adequate once implemented.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Item 15. Exhibits and Financial Statement Schedules

No.	Description	Note(s)

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)

3.2	Amended and Restated Bylaws, dated June 17, 2015.	(2)

4.1	Form of Common Stock Certificate.	(15)

10.1	Orbit Energy Rhode Island LLC Membership Interest Purchase Agreement, dated April 8, 2015.	(3)

10.2	Rhode Island Energy Partners LLC Development and Indemnification Agreement, dated April 8, 2015.	(3)

10.3	Amended and Restated Rhode Island Energy Partners LLC Agreement, dated April 8, 2015.	(3)

10.4	Orbit Energy Charlotte, LLC Letter Agreement dated January 29, 2015.	(4)

10.5	Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement, dated January 30, 2015.	(5)

10.6	Concord Energy Partners, LLC Development and Indemnification Agreement, dated January 30, 2015.	(4)

10.7	Amended and Restated Concord Energy Partners LLC Agreement, dated January 30, 2015.	(4)

10.8	Share Purchase Agreement by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated May 14, 2015.	(7)

10.9	Amendment to the Share Purchase Agreement Dated May 14, 2015, by and among Bluesphere Italy S.r.l. and Volteo Energie S.p.A., Agriholding S.r.l. and Overland S.r.l., dated December 14, 2015.	(21)

10.10	Framework EBITDA Guarantee Agreement dated July 17, 2015.	(5)

10.11	Long Term Mezzanine Loan Agreement by and among Blue Sphere Corp., Eastern Sphere Ltd., Bluesphere Italy S.r.l., and Helios Italy Bio-Gas 1 L.P., dated August 18, 2015.	(8)

10.12	Organic Waste Delivery Agreement, dated October 13, 2016.	(20)

10.13	Acceptance Letter of Grant Application from Rijksdienst voor Ondernemend Nederland, dated December 8, 2016.	(19)

10.14	Service Agreement between Blue Sphere Corporation and Shlomo Palas, dated October 15, 2015.	(9) #

10.15	Service Agreement by and among Blue Sphere Corporation, JLS Advanced Investment Holdings Limited, and Roy Amitzur, dated October 15, 2015.	(9) #

10.16	Advisory Agreement between Blue Sphere Corporation and Joshua Shoham, dated October 15, 2015.	(9) #

10.17	Addendum No. 1 to Service Agreement dated December 29, 2016, between the Company, Mr. Amitzur, JLS Advanced Investment Holdings Limited and Renewable Energy Management Services.	(21)

10.18	Service and Consulting Agreement dated May 30, 2013, between the Company and Efim Monsov.	(21)

10.19	Personal Employment Agreement dated January 1, 2016, between Eastern Sphere and Elad Kerner.	(21)

10.20	Services Agreement, dated May 1, 2016, between the Company and Ran Daniel.	(11)

10.21	Form of July Offering Subscription Agreements, entered into December 2, 2015.	(12)

10.22	Form of February 3, 2016 Warrant.	(12)

10.23	Form of Securities Subscription Agreement and Warrant from the February 2016 Offering.	(10)

10.24	Form of Securities Subscription Agreement and Warrant from the June 2016 Offering.	(13)

10.25	Form of Maxim Warrant.	(14)

10.26	Form of Securities Purchase Agreement, Promissory Note and Common Stock Purchase Warrant from the October 2016 Financing.	(16)

10.27	2010 Stock Incentive Plan.	(18)

10.28	2014 Stock Incentive Plan.	(6)

10.29	2016 Stock Incentive Plan	(14)

10.30	Amended and Restated Non-Employee Director Compensation Policy.	(21)

10.31	Promissory Note issued by the Company to Viskoben Limited, dated February 13, 2017	(22)

14.1	Code of Ethics and Anti-Harassment Policy of the Company.	(17)

21.1	Subsidiaries of Registrant.	(21)

23.1	Consent of Brightman Almagor Zohar & Co.	**

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

99.1	Charter of the Audit Committee.	(20)

99.2	Charter of the Finance Committee.	(20)

99.3	Charter of the Nominations Committee.	(20)

99.4	Charter of the Compensation Committee.	(20)

101	The following materials from Blue Sphere Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	**

#	Indicates management contract or compensatory plan or arrangement.
* **	Filed herewith. Previously filed.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 14, 2015.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 5, 2015.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 18, 2015.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 24, 2015.
(9)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on January 13, 2016.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2016.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2016.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q/A filed with the SEC on June 13, 2016.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 8, 2016.
(14)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 15, 2016.
(15)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A filed with the SEC on September 1, 2016.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2016.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 29, 2016.
(18)	Incorporated by reference to our Amendment to Annual Report on Form 10-K filed with the SEC on March 9, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 13, 2016.
(20)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 15, 2016.
(21)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on February 2, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 8, 2017	Blue Sphere Corporation

	By:	/s/ Shlomo Palas
Shlomo Palas
President and Chief Executive Officer