Form 10-K/A
period 2016-12-31
BLUE SPHERE CORP.
filed 2017-06-12
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Blue Sphere Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 15, 2017 (the “Form 10-K”), to incorporate its Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on June 8, 2017, into the full text of the Form 10-K as originally filed. Therefore, the sole purpose of this Amendment No. 2 is to amend Part II, Item 9A, Controls and Procedures, due to an inadvertent omission of the subsection “Management’s Report on Evaluation of Internal Controls Over Financial Reporting” on the Form 10-K.

In connection with the foregoing, and pursuant to the rules of the SEC, we are including with this Amendment No. 2 new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of a new Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than with respect to the foregoing, this Amendment No. 2 does not modify or update in any way the disclosures made in the Form 10-K. This Amendment No. 2 speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

June 12, 2017	Blue Sphere Corporation

	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	June 12, 2017
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

By:	/s/ Ran Daniel	June 12, 2017
Ran Daniel
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Joshua Shoham	June 12, 2017
Joshua Shoham
Director

By:	/s/ Yigal Brosh	June 12, 2017
Yigal Brosh
Director

By:	/s/ Shimon Erlichman	June 12, 2017
Shimon Erlichman
Director

By:	/s/ Lyron Live Bentovim	June 12, 2017
Lyron Live Bentovim
Director

By:	/s/ David Doctor	June 12, 2017
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