Form 10-Q
period 2017-06-30
BLUE SPHERE CORP.
filed 2017-08-07
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 6, 2017, there were 3,682,762 shares of common stock, par value $0.001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,940	$416
Related Parties	1,376	1,408
Other current assets	214	81
Total current assets	4,530	1,905

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	46	50

INVESTMENTS IN NON-CONSOLIDATED AFFILIATES	11,287	10,137
INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES	5,089	4,429

Total assets	$20,952	$16,521
Liabilities and Stockholders’ Deficiency
CURRENT LIABILITIES:
Current maturities of Debentures and long-term loan	$3,868	$2,988
Short Term Loans	817	280
Accounts payables	1,144	557
Other accounts payable and liabilities	2,428	2,091
Deferred revenues from joint ventures		5,658
Total current liabilities	8,257	11,574

ACCRUED SEVERANCE PAY	15	11

LONG TERM BANK LOANS	117	112

LONG TERM LOANS AND LIABILITIES	5,356	5,003

WARRANTS LIABILITY	726	2,045
STOCKHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2017 and December 31, 2016. Issued and outstanding: 3,651,164 shares and 2,147,383 shares at June 30, 2017 and December 31, 2016, respectively	4	2
Treasury shares	(28)	(28)
Accumulated other comprehensive income	48	33
Additional paid-in capital	48,855	44,262
Accumulated deficit	(42,398)	(46,493)
Total Stockholders’ Deficiency	6,481	(2,224)
Total Liabilities and Stockholders’ Deficiency	$20,952	$16,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Six-months ended June 30		Three-months ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
General and administrative expenses	$2,380	$4,505	$1,186	$2,423
Other income	—	(102)	—	—
OPERATING LOSS	2,380	4,403	1,186	2,423
FINANCIAL EXPENSES (INCOME), net	1,652	199	712	158
LOSS FROM EXTINGUISHMENT OF DEBENTURE	615	—	—	—
LOSS (GAIN) FROM CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	(1,719)	946	(1,382)	(244)
NET LOSS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	(2,928)	(5,548)	(516)	(2,337)
INCOME TAXES	(45)	—	(45)	—
NET LOSS BEFORE EQUITY INCOME (LOSSES)	(2,973)	(5,548)	(561)	(2,337)
EQUITY INCOME IN NON-CONSOLIDATED AFFILIATES	6,808	—	6,441	—
EQUITY INCOME (LOSSES) IN NON CONSOLIDATED SUBSIDIARIES	260	(1,145)	196	(475)
NET INCOME (LOSS) FOR THE PERIOD	$4,095	$(6,693)	$6,076	$(2,812)

Net loss per common share - basic and diluted	$1.81	$(4.13)	$2.58	$(1.67)

Weighted average number of common shares outstanding during the period - basic and diluted	2,258,830	1,620,485 *	2,351,187	1,736,709 *

(*) Retrospectively adjusted to reflect the 130-for-1 reverse stock split

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Six-months ended June 30		Three-months ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET INCOME (LOSS)	$4,095	$(6,693)	$6,076	$(2,812)
Other comprehensive income loss, net of tax:
Currency translation adjustments	15	(8)	21	(3)
TOTAL COMPREHENSIVE LOSS	$4,110	$(6,685)	$6,097	$(2,809)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value**
	Shares	Amount	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2016 (Audited)	2,147,383	$2	(28)	33	$44,262	$(46,493)	$(2,224)
CHANGES DURING THE PERIOD OF SIX-MONTHS ENDED JUNE 30, 2017 (Unaudited):
Issuance of common stock, net of issuance costs	1,440,000	2	—	—	4,121	—	4,123
Issuance of shares for services	27,598	*	—	—	132	—	132
Extinguish of liability upon shares issuance	7,406	*	—	—	47	—	47
Share based compensation	28,777	*	—	—	293	—	293
Comprehensive loss	—	—	—	15	—	4,095	4,110
BALANCE AT JUNE 30, 2017 (Unaudited)	3,651,164	$4	$(28)	$48	$48,855	$(42,398)	$6,481

	Common Stock, $0.001 Par Value**		Proceeds on account of	Treasury	Accumulated other comprehensive	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Shares	income	Capital	deficit	deficiency
BALANCE AT DECEMBER 31, 2015 (Unaudited)	1,388,481	$1,256	$165	(28)	—	$39,832	$(44,711)	$(3,486)
CHANGES DURING THE PERIOD OF SIX-MONTHS ENDED JUNE 30, 2016 (Unaudited):
Extinguish of liability upon shares issuance	54,663	7	—	—	—	625	—	632
Issuance of shares for services	26,924	4				579	—	583
Issuance of common stock, net of issuance costs	287,041	37	(20)	—	—	552	—	569
Issuance of common stock in respect of issuance of convertible notes	107,160	14	(145)	—	—	131	—	—
Exercise of warrants	5,385	1	—	—	—	40	—	41
Comprehensive loss					8		(6,693)	(6,685)
BALANCE AT JUNE 30, 2016 (Unaudited)	1,869,634	$1,319	$—	$(28)	$8	$41,766	$(51,385)	$(8,320)

*	less than $1.
**	Retrospectively adjusted to reflect the 130-for-1 reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six-months ended June 30
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$4,095	$(6,693)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payments	293	367
Extinguish of liability upon shares issuance	47	—
Depreciation	4	8
Extinguish of liability upon shares issuance		—
Equity losses (income) in non-consolidated subsidiaries	(260)	1,145
Equity income in non-consolidated affiliates	(6,808)	—
Expense in respect of convertible notes and loans	1,088	93
Loss from extinguishment of debenture	615	—
Changes in warrants liability	(1,718)	946
Expenses in respect of severance pay	4	—
Issuance of shares for services	132	583

Increase in related parties	128	(191)
Decrease (increase) in other current assets	(96)	(18)
Increase (decrease) in accounts payables	579	459
Increase in other account payables	91	447
Net cash used in operating activities	(1,806)	(2,842)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(60)
Payments on account of acquisition	(31)	—
Net cash used in investing activities	(31)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,500	50
Repayment of short term loans	(1,200)	—
Repayment of loans	(81)	(295)
Proceeds from exercise of warrants	—	41
Proceeds from long term loans	26	—
Proceeds from issuance of shares and warrants, net of issuance cost	4,123	1,752
Net cash provided by financing activities	4,368	1,548

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,531	(1,354)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	(7)	1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	419	1,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,940	$533
NON-CASH TRANSACTION:

Extinguish of debt upon shares issuance	—	416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$391	$240

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission. The results of operations for the six-months and three-months ended June 30, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

Blue Sphere Corporation (the “Company”), together with its direct and indirect wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), BinoSphere LLC (“Binosphere”), Bluesphere Pavia S.r.l (“Bluesphere Pavia”), Bluesphere Italy S.r.l., and Blue Sphere Brabant B.V. (“BSB”), is focused on project integration in the clean energy production and waste to energy markets. The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. On February 17, 2010, the Company conducted a reverse merger, name change and forward split of its common stock, and in March 2010 current management took over operations, at which point the Company changed its business focus to become a project integrator in the clean energy production and waste to energy markets. On May 12, 2015, the Company formed Bluesphere Pavia, a subsidiary of Eastern, in order to acquire certain biogas plants located in Italy (see note 5 below). On September 19, 2016, the Company formed BSB in order to commence operations in the Netherlands. On January 31, 2017, the Company dissolved Johnstonsphere LLC, which had no operations since inception. On April 30, 2017, the Company dissolved Sustainable Energy Ltd. On January 31, 2017, the Company dissolved Johnstonsphere LLC, and on April 30, 2017, the Company dissolved Sustainable Energy Ltd., neither of which had any operations.

Change in Operator in Italy and Transfer of North Carolina and Rhode Island Project Agreements

On July 18, 2017, the Company terminated its four Plant EBITDA Guarantee Agreements dated December 15, 2015 (collectively, the “Plant EBITDA Agreements”) with Austep S.p.A. an Italian corporation (“Austep”), the Company’s former operator in Italy that operated, maintained, and supervised the Company’s four facilities in Italy (the “SPV Facilities”) owned by the Company through its indirect, wholly-owned subsidiaries,Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (each, an “SPV” and collectively, the “SPVs”). Also as fully described herein, we understand that the agreements relating to the development and operation of our facilities in North Carolina and Rhode Island will be transferred by Austep to its affiliated entity, Andion Italy S.r.l. (“Andion”). Presently, the agreements are validly in force and the parties continue to develop, operate, maintain, and supervise the facilities in North Carolina and Rhode Island.

Austep’s Liquidation/Restructuring

From the Official Records of the Companies’ Register (the “Official Records”), the Company learned that on June 20, 2017, Austep was put in voluntary liquidation by shareholders’ resolution pursuant to Article 2484 of the Italian Civil Code. Furthermore, the Official Records show that on June 30, 2017, Austep filed a petition in the Bankruptcy Court of Milan (the “Milan Court”) for a creditors’ settlement procedure pursuant to Article 161, paragraph 6 of the Italian Bankruptcy Law, seeking permission to submit a restructuring plan to the court contemplating a partial continuity of its operations, which will then need to be approved by a majority of Austep’s creditors and by the court.

According to the Official Records, on June 29, 2017, Austep entered into a Business Unit Lease Agreement (“BULA”) with Andion, with the intent of assuring the regular operation of certain operations and agreements by Andion. Andion is wholly owned by Arcus Holdings Sa, a Luxembourg entity owned by White Cloud Capital II SCSp, which controls Austep Holdings S.p.A. Austep Holdings S.p.A. wholly-owns Austep and Austep USA, and Austep USA wholly-owns Auspark LLC and Austep Rhode Island LLC. Andion is not subject to the liquidation/restructuring of Austep. The BULA provides for, among other things, the transfer of Austep’s entire United States operations and, accordingly, the agreements relating to the delivery and operation of our North Carolina and Rhode Island facilities. The term of the BULA is three (3) months from the effective date of the BULA, and will automatically renew if not terminated by one of the parties with at least thirty (30) days’ written notice. The BULA will become effective upon execution by all parties, and is subject to finalization of negotiations with unions regarding all employees who will not be transferred with the BULA. Presently, the agreements relating to the delivery and operation of our North Carolina and Rhode Island facilities are validly in force, and the parties continue to develop, operate, maintain, and supervise the North Carolina and Rhode Island facilities in accordance with the terms of such agreements. If and when the BULA becomes effective, we anticipate that Andion will continue to operate, maintain, and supervise the North Carolina and Rhode Island facilities for the foreseeable future.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

On July 12, 2017, Austep personnel shut down the engines at all of the SPV Facilities, and exited all four sites. The Company immediately notified Banca IMI S.p.A. (“Banca IMI”), the SPVs’ lender, and began coordinating with Banca IMA on its remedial action plan.

On July 14, 2017, the Company notified Austep’s liquidator, in accordance with the Plant EBITDA Agreements, that because (i) Austep had neglected specified contractual obligations concerning maintenance of the SPV Facilities, which each SPV had notified Austep of on June 21, 2017, and (ii) Austep, without notice, abandoned the SPV Facilities, the Company had taken over direct management and supervision of the SPV Facilities to ensure their proper operation, safety and security. The Company reserved all rights to claim any and all damages arising as a consequence of Austep’s conduct, including costs incurred by the Company in its intervention. On the same date, the Company entered into a Biogas Plants’ Ordinary Management Proposal with Società Agricola Burnigaia Società Semplice d/b/a La Fenice (“La Fenice”), an Italian company experienced in the operation of biogas plants, pursuant to which La Fenice will immediately operate and supervise the SPV Facilities (the “Interim Operation Agreement”). The Interim Operation Agreement provides that we will pay La Fenice €10,000 per facility per month. The Interim Operation Agreement renews automatically each month, unless terminated by either party. The Company and La Fenice are operating pursuant to the Interim Operation Agreement, and are presently negotiating a definitive agreement. Pursuant to the Interim Operation Agreement, La Fenice personnel were on-site at the SPV Facilities on July 14, 2017 and began start-up of the engines at each facility.

On July 17, 2017, the Company received a copy of the decree issued by the Milan Court dated July 6, 2017, whereby the Milan Court approved Austep’s petition for a creditors’ settlement procedure and declared that Austep shall, by November 3, 2017, submit (i) the final debt restructuring plan and a request for certification of the restructuring agreement’s debts. The Milan Court appointed a judicial commissioner to supervise Austep’s activities through November 3, 2017 and report to the Court every fact constituting a breach of Austep’s obligations under the relevant provisions of the Italian Bankruptcy Law. In addition, the Milan Court declared that Austep shall not, without the Milan Court’s authorization, (i) perform any extraordinary operation, (ii) repay any receivable accrued before the opening of the judicial procedure, or (iii) suspend any pending agreement or enter into any new loan agreement.

On July 18, 2017, the SPVs delivered to Austep a notice of termination of the Plant EBITDA Agreements due to several breaches of Austep’s obligations, representations and warranties thereunder including without limitation those outlined in the notice provided to Austep’s liquidator on July 14, 2017. The Company further notified Austep that, as a consequence of early termination, (i) it is obligated to pay to a penalty of €85,000 to each SPV, and (ii) that Austep will be deemed liable to hold the SPVs harmless and indemnified for any direct and indirect losses (including loss of business), damages, costs of engaging replacement contractors and suppliers, costs relating to the supply of feedstock for years 2017 through 2018, insurance premium costs, costs incurred in connection with the financing facility agreement with Banca IMI, and any other expenses or other liabilities incurred or to be incurred by the SPVs as a consequence of or in connection with Austep’s breaches, actions and/or omissions under the Plant EBITDA Agreements. The notice was prepared in coordination with Banca IMI.

The Company intended for the Interim Operation Agreement to serve as a short-term solution to remediate any potential losses resulting from Austep’s breach of performance and its liquidation/restructuring. The Company is also currently negotiating with multiple prospective operators who can perform full-service operation, maintenance, and supervision of the SPV Facilities, and supply feedstock to the SPV Facilities, on equal or better terms than Austep under the now-terminated Plant EBITDA Agreements.

The Udine, Italy Acquisition

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Udine SPA”) with PRONTO VERDE A.G. (the “Seller”), relating to the purchase of one hundred percent (100%) of the share capital of FUTURIS PAPIA S.r.l., a limited liability company organized under the laws of Italy (the “Udine SPV”), which owns and operates a 0.995 Kw plant for the production of electricity from vegetal oil located in Udine, Italy. The closing in relation to the Udine SVP shall be on or before July 15, 2017. The agreed purchase price of the Udine SPV is two million three hundred fifty-eight thousand euros (€2,358) (approximately $2,673). The purchase price is subject to post-closing adjustments based on net financial position, net working capital, and certain net receivables to be calculated on the basis of the Udine SPV’s final closing audited financial statements. The purchase price will be paid to the Seller on or before closing, less (a) one million two hundred ninety thousand euros (€1,290) (approximately USD $1,462) to repay the balance of a mortgage loan on the Udine SPV; (b) a brokerage fee payable by the Seller in the amount of one hundred thousand euros (€100) (approximately USD $113); and (c) one hundred thousand euros (€100) (approximately USD $113) to be held in escrow. The balance thereafter payable, if any, to the Seller will be paid by September 30, 2017.

On July 31, 2017, The Company and its subsidiary entered into a Second and Third Amendment Agreement to Udine SPA with the Seller whereby the following amendments were made to the Udine SPA: (i) the Closing Date as defined in Udine SPA, was extended to September 4, 2017; (ii) in the event that the Company is unable to perform pursuant to the Udine SPA, it shall be required to pay a “Default Penalty” as defined in the Purchase Agreement, of €600 (approximately USD $713) to Seller and guarantee additional payment of €400 (approximately USD $475) by the Seller to a related third party ; (iii) in the event that the Company does not pay the “Advance Payment”, as defined in the Udine SPA, the Seller shall have the right to terminate the Udine SPA; and (iv) the Company shall pay to Seller, as an “Advance Payment amount equal to €1,200 (approximately USD $1,427), as more fully described in the Second Amendment. On August 4, 2017, the Company paid the Advance Payment in the amount of €1,200 (approximately USD $1,427) to the Seller.

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

The Cantu, Italy Acquisition

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Cantu SPA”) with the Seller, relating to the purchase of one hundred percent (100%) of the share capital of ENERGYECO S.r.l., a limited liability company organized under the laws of Italy (the “Cantu SPV”), which owns and operates a 0.990 Kw plant for the production of electricity from vegetal oil located in Cantù, Italy. The closing in relation to the Cantu SVP shall be on or before September 27, 2017 and is subject to specified conditions precedent including, but not limited to, consummation of an acquisition of all the minority share capital of the Cantu SPV by the Seller from the minority shareholders of the Cantu SPV, delivery of audited closing financial statements of the Cantu SPV by Seller, and receipt of consent from the lenders and confirmation to accept repayment of certain of Cantu SPV’s Loans. The agreed purchase price of the Cantu SPV is two million two hundred thousand euros (€2,200) (approximately USD $2,490). The purchase price is subject to post-closing adjustment based on net financial position, net working capital, and certain net receivables, to be calculated on the basis of the Cantu SPV’s final closing audited financial statements. The purchase price will be paid to the Seller at closing, less (a) an amount of one hundred fifty thousand euros (€150) (approximately USD $179) to be paid on or before July 13, 2017 and held in escrow until closing; (b) one million ten thousand two hundred and eighty euros (€1,010) (approximately USD $1,145) to repay the balance of two loans payable of the Cantu SPV; (c) a brokerage fee payable by the Seller in the amount of sixty thousand euros (€60) (approximately USD $68); and (d) one hundred thousand euros (€100) (approximately USD $113) to be held in escrow.

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the six-months and three-months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months and three-months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The June 30, 2017 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Operating results for the three-months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-9, Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU limits the circumstances in which an entity applies modification accounting. When an award is modified, an entity does not apply the guidance in ASC 718-20-35-3 through 35-9 if it meets all of the following criteria: (i) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU also removes the guidance in ASC 718 stating that modification accounting is not required when an entity adds an antidilution provision as long as that modification is not made in contemplation of an equity restructuring.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 5 – FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,968	$2,968
Warrants liability	$—	$—	$726	$726
Total liabilities	$500	$—	$3,694	$4,194

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$187	$—	$—	$187
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,685	$2,685
Warrants Liability	$—	$—	$2,045	$2,045
Total liabilities	$187	$—	$4,730	$4,917

Per the Share Purchase Agreement (the "Italy Projects Agreement") with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. ("the Sellers") the Company agreed to pay the remaining balance of fifty percent (50%) of the purchase price along with annual interest rate of two percent (2%), less certain credits that is due to the sellers on the third anniversary of the closing date (the "Deferred Payment"). The Purchase Price is subject to certain adjustments and to an adjustment based on the actual EBITDA results in the 18 months following the Closing Date, per the following mechanism:

(a)	If the actual EBITDA in the 18 months following the Closing Date divided by 1.5 is greater than € 934, then the deferred payment shall be increased by the amount equal to fifty percent (50%) of the difference.
(b)	If the actual EBITDA in the 18 months following the Closing Date divided by 1.5 is lesser than € 934, then the deferred payment shall be reduced by the amount of the amount necessary to maintain a Purchase Price that yields an Equity IRR of twenty-five percent (25%), but not more than 35% of the remaining balance.

On July 21, 2017, the Company notified the sellers its current deferred payment estimate Pursuant to Article 3.03 of the Italy Projects Agreement regulating the “Deferred payment adjustment mechanism”. On July 28, 2017, the Sellers notified the Company that they do not agree with the Company’s estimate.

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

Deferred payment due to the acquisition of the SPVs
Balance at December 31, 2016	$2,685
Changes in fair value, interest expense and translation adjustments	283
Balance at June 30, 2017	$2,968

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

As of June 30, 2017, and December 31, 2016, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at December 31, 2016	$2,045
Issuance of warrants	399
Changes in fair value	(1,718)
Balance at June 30, 2017	$726

BLUE SPHERE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2017, the Company had approximately $2,940 in cash and cash equivalents, approximately $3,727 in negative working capital, a stockholders’ equity of approximately $6,481 and an accumulated deficit of approximately $42,398. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 was filed.

NOTE 8 – SHORT TERM LOAN AND DEBENTURES

On February 7, 2017, the Company entered into a 90 day Loan Agreement with Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%), or thirty percent (30.0%) if calculated annually (the “Viskoben Note”). On June 27, 2017, the Loan was fully paid by the Company.

On February 14, 2017, the Company received an additional $250 under its private placement of securities closed on October 25, 2016 (the “October Financing”) and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of the Company’s common stock in a public offering of up to $15 million of its securities (the “Public Offering”), (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing.  On March 14, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of the Company’s common stock, notes and warrants, in exchange for up to $1,500 (an increase of $500). On the same date, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 13, 2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 28, 2017, the Company extended the maturity date from the earlier of May 1, 2017 or the third business day after the closing of a public offering to the earlier of May 19, 2017 or the third business day after the closing of a public offering. On May 10, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of the Company’s common stock, notes and warrants, in exchange for up to $2,000 (an increase of $500). On May 11,2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of the Company’s common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On June 7, 2017, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On June 29, 2017, the Company extended the maturity date from the earlier of July 25, 2017 or the third business day after the closing of a public offering to the earlier of July 25, 2017 or the third business day after the closing of a public offering. On June 30, 2017, the Company repaid $1,000 of the outstanding balance of the October 2016 Note. As of June 30, 2017, the amortized outstanding balance of the October 2016 Note is $817.

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

NOTE 9 – CONTINGENT

From time to time the Company may be a party to commercial and litigation matters involving claims against the Company. None of the Company’s directors, officers, nonconsolidated affiliates, or any owner of record or beneficially of more than five percent of the Company’s Common Stock, is involved in a material proceeding adverse to the Company and its subsidiaries or has a material interest adverse to the Company or its subsidiaries. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no current matters that would have a material effect on the Company’s financial position or results of operations and no contingent liabilities requiring accrual as of June 30, 2017.

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

On July 10, 2017, the Federal Court granted JS Barkats PLLC’s motion to remand the action to the New York Court, but denied JS Barkats PLLC’s request for costs and fees in bringing its remand petition. The Federal Court did not rule upon whether plaintiff’s complaint should be dismissed and/or the matter compelled to arbitration and did not rule upon Plaintiff’s motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Federal Court has since remanded the case back to the New York Court where it is currently pending.

The Company terminated the services of JS Barkats LLC in 2012 and believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO. The Company intend to vigorously defend against this Litigation, the TRO and any other attempts to attach the assets of the Company.

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

On April 10, 2017, the Company filed its answer in the Prassas Litigation, denying the underlying factual allegations contained in the complaint and denying the contention that Prassas is entitled to any relief. In addition to filing its answer, the Company (1) moved for the court to dismiss the Prassas Litigation, because of Prassas’ failure to plead one or more essential elements of its claims, and (2) brought against Prassas claims of fraud, breach of fiduciary duty, constructive fraud, negligence, unjust enrichment and punitive damages. The Company seeks reimbursement of amounts fraudulently or negligently billed by Prassas and paid by the Company of not less than $833, pre and post judgement interest, attorney’s fees and costs actually incurred in defending the Prassas Litigation.

On May 10, 2017, Prassas filed its answer to the Company’s response, whereby Prassas moved for the court to dismiss the Company’s counterclaims alleging that, among other things, the Company did not plead one or more essential elements of its claims.

On June 2, 2017, the Company responded by filing with the court its memorandum in opposition to Prassas’ motion dismiss the Company’s counterclaims, and further to motion for a partial judgement on the pleadings of the Company’s counterclaims in the amount of $833, plus pre-judgment and post-judgment interest.

The Company intend to vigorously defend against this Litigation, the TRO and any other attempts to attach the assets of the Company.

NOTE 10 – COMMON SHARES

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

On February 14, 2017 and March 14, 2017, the Company issued warrants in connection with two (2) separate installments of $250,000 each under the October Financing, with each such five-year warrant providing its holder with the right to purchase up to 25,642 shares of its common stock. (See Note 7).

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

On April 17, 2017, the Company issued 7,840 shares of its common stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50.

On June 22, 2017, the Company raised $4,500 in gross proceeds and $4,123 in net proceeds from the sale of 1,440,000 shares of its common stock together with warrants with one warrant entitling the holder thereof to purchase one share of Common Stock at a price equal to $3.30 per share in a self-underwritten “best efforts” offering to certain investors. The purchase price paid by the investors was $3.125 for one share of common stock and one warrant. The warrants are immediately exercisable and expire five years from the date of issuance. The shares of common stock and warrants were immediately separable and were issued separately. The shares of common stock and the shares of common stock underlying the warrants were registered by the Company with the U.S. Securities and Exchange Commission, and were offered and sold pursuant to a final prospectus, Registration No. 333-21869, filed on June 19, 2017, which became effective on the same date.

NOTE 11 – SUBSEQUENT EVENTS

On July 5, 2017, the Company issued 18,520 shares of its common stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50. On the same date, the Company issued 6,539 shares of its common stock to the its Chief Financial Officer under his service agreements with the Company. The fair market value of the shares at grant date was $21.

On July 11, 2017, the Company issued 6,539 shares of its common stock to its Executive Vice President pursuant the Personal Employment Agreement between the Company and him, dated January 1, 2016, for services rendered to the Company thereunder. The fair market value of the shares at grant date was $17.

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

Company Overview

We are an international Independent Power Producer (“IPP”) that is active in the global clean energy production and waste-to-energy markets. We aspire to become a key player in these global markets, working with enterprises with clean energy, waste-to-energy and related by-product capabilities to generate clean energy, as well as soil amendment, compost and other by-products. We are currently focusing on projects related to the construction, acquisition or development of biogas and waste-to-energy facilities in the United States, Italy, the Netherlands, the United Kingdom.

Our business model is based on two main activities: we are a Build, Own & Operate (BOO) company, and we are a strategic acquirer of already constructed and operational facilities. In 2016, we continued to execute on our BOO business model by integrating the construction, financing and management of the North Carolina and Rhode Island projects. The North Carolina facility commenced commercial operations on or about November 18, 2016 and the Rhode Island facility commenced commercial operations on June 23, 2017, and the combined projects will have a collective capacity of 8.4 MW. We are the owner of 25% of the North Carolina project and 22.75% of the Rhode Island project. Our share of any net earnings (losses) generated by the North Carolina and Rhode Island projects are recognized as equity earnings (loss) in nonconsolidated affiliates.

Our equity investment in the North Carolina and Rhode Island projects is reflected in our financial statements as an investment in nonconsolidated affiliates. We also executed on our acquisition strategy in 2015 by acquiring four SPVs in Italy, each of which owns an operational anaerobic digester with approximately 1 MW of capacity. We have applied the equity method of accounting for the investments in the SPVs because our former Plant EBITDA Agreements between the SPVs and the former operator of the SPV facilities prevented us from exercising a controlling influence over operating policies of the facilities. Under this method, our equity investment is reflected in our financial statements as an investment in nonconsolidated subsidiaries and the net earnings or losses of the investments is reflected as equity earnings (loss) in nonconsolidated subsidiaries. The foregoing achievements have put a tremendous burden on our human and financial resources. We plan to expand our BOO and strategic acquisition activities in the coming years, which will require adding members to our team and additional capital investments.

On July 18, 2017, we terminated the Plant EBITDA Agreements. For more information concerning the termination of the Plant EBITDA Agreements, see Part II, Item 5 of this quarterly report.

Results of Operations – For the Three-Months Ended June 30, 2017 Compared to the Three-Months Ended June 30, 2016

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2017 were $1,186,000, as compared to $2,423,000 for the three-month period ended June 30, 2016. The decrease in general and administrative expenses is mainly attributable to decrease in share based compensation and commissions.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the three-month period ended June 30, 2017 was $6,441,000, as compared to $0 for the three-month period ended June 30, 2016. The increase is attributable to the commencement of the commercial operation of our North Carolina project, which commenced its commercial operations and began providing output to Duke Energy pursuant to a power purchase agreement on November 18, 2016, and commencement of the commercial operation of our Rhode Island project, which commenced its commercial operations and began providing output to National Grid Energy pursuant to a power purchase agreement on June 23, 2017. Until commencement of the commercial operations, we had not recorded our share of net earnings generated by the North Carolina and Rhode Island projects as equity earnings, but rather, had recorded them as deferred revenue in our current liabilities.

Equity Income in Nonconsolidated Subsidiaries

Equity Income in Nonconsolidated Subsidiaries for the three-month period ended June 30, 2017 was $196,000, as compared to a loss of $475,000 for the three-month period ended June 30, 2016. Our income is attributable to our share of net income generated by the SPVs. The first two quarters of 2016 was a ramp up and maintenance period following the closing of the acquisition of the SPVs. Pursuant to the Plant EBITDA Agreements, we received a monthly aggregate EBITDA of €188,000 from the four SPVs, collectively, during the initial six months following the closing date, and for periods thereafter we received an annual aggregate EBITDA of €3,760,000. We applied the equity method of accounting because the Plant EBITDA Agreements prevented us from exercising a controlling influence over the operating policies of the facilities. Under this method, the equity investment is reflected as an investment in nonconsolidated subsidiaries on our balance sheets and the net earnings or losses of the investments is reflected as equity in net earnings of nonconsolidated subsidiaries on the Company’s consolidated statements of operations. On July 18, 2017, we terminated the Plant EBITDA Agreements. For more information concerning the termination of the Plant EBITDA Agreements, see Part II, Item 5 of this quarterly report.

Gain from Change in Fair Value of Warrants Liability

Gain from Change in Fair Value of Warrants Liability for the three-month period ended June 30, 2017 was $1,382,000, as compared to a gain of $244,000 for the three-month period ended June 30, 2016. The gain is attributable to the decrease in the Fair Value of our Warrants Liability mainly due to the decrease in the price of share of our common stock. The estimated fair value of our outstanding warrants liability was measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. The table bellows explains the changes in the Fair Value of Warrants Liability during the three-month period ended June 30, 2017.

Warrants Liability
Balance at March 31, 2017	$1,889
Issuance of warrants	219
Changes in fair value	(1,382)
Balance at June 30, 2017	$726

Net Income (Loss)

We incurred a net income of $6,076,000 for the three-month period ended June 30, 2017, as compared to a net loss of $2,812,000 for the three-month period ended June 30, 2016. The increase in net loss is mainly attributable to decrease in General and Administrative Expenses, Gain from Change in Fair Value of Warrants Liability and increase in Equity Income in Nonconsolidated Affiliates.

Results of Operations – For the Six-months Ended June 30, 2017 Compared to the Six-months Ended June 30, 2016

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2017 were $2,380,000, as compared to $4,505,000 for the six-month period ended June 30, 2016. The decrease in general and administrative expenses is mainly attributable to decrease in share based compensation, professional fees and commissions.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the six-month period ended June 30, 2017 was $6,808,000, as compared to $0 for the six-month period ended June 30, 2016. The increase is attributable to commencement of the commercial operation of our North Carolina project, which commenced its commercial operations and began providing output to Duke Energy pursuant to a power purchase agreement on November 18, 2016, and commencement of the commercial operation of our Rhode Island project, which commenced its commercial operations and began providing output to National Grid Energy pursuant to a power purchase agreement on June 23, 2017. Until commencement of the commercial operations, we had not recorded our share of net earnings generated by the North Carolina and Rhode Island projects as equity earnings, but rather, had recorded them as deferred revenue in our current liabilities.

Equity Income in Nonconsolidated Subsidiaries

Equity Income in Nonconsolidated Subsidiaries for the six-month period ended June 30, 2017 was $260,000, as compared to a loss of $1,145,000 for the six-month period ended June 30, 2016. Our income is attributable to our share of net losses generated by the SPVs. The first two quarters of 2016 was a ramp up and maintenance period following the closing of the acquisition of the SPVs. Pursuant to the Plant EBITDA Agreements, we received a monthly aggregate EBITDA of €188,000 from the four SPVs, collectively, during the initial six months following the closing date, and for periods thereafter we received an annual aggregate EBITDA of €3,760,000. We applied the equity method of accounting because the Plant EBITDA Agreements prevented us from exercising a controlling influence over the operating policies of the facilities. Under this method, the equity investment is reflected as an investment in nonconsolidated subsidiaries on our balance sheets and the net earnings or losses of the investments is reflected as equity in net earnings of nonconsolidated subsidiaries on the Company’s consolidated statements of operations. On July 18, 2017, we terminated the Plant EBITDA Agreements. For more information concerning the termination of the Plant EBITDA Agreements, see Part II, Item 5 of this quarterly report.

Gain from Change in Fair Value of Warrants Liability

Gain from Change in Fair Value of Warrants Liability for the six-month period ended June 30, 2017 was $ 1,719,000, as compared to a loss of $ 946,000 for the six-month period ended June 30, 2016. The gain is attributable to the decrease in the Fair Value of our Warrants Liability mainly due to the decrease in the price of share of our common stock. The estimated fair value of our outstanding warrants liability was measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. The table bellows explains the changes in the Fair Value of Warrants Liability during the six-month period ended June 30, 2017.

Warrants Liability
Balance at March 31, 2017	$2,045
Issuance of warrants	399
Changes in fair value	(1,718)
Balance at June 30, 2017	$726

Net Income (Loss)

We incurred a net income of $4,095,000 for the six-month period ended June 30, 2017, as compared to a net loss of $6,693,000 for the six-month period ended June 30, 2016. The increase in net loss is mainly attributable to decrease in General and Administrative Expenses, Gain from Change in Fair Value of Warrants Liability and increase in Equity Income in Nonconsolidated Affiliates.

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

As of June 30, 2017, we had cash and cash equivalents of $2,940,000, as compared to $416,000 as of December 31, 2016. As of June 30, 2017, we had a working capital deficit of $3,727,000, as compared to $9,669,000 as of December 31, 2016. The decrease in our working capital deficit was mainly attributable to the raise of $4,500,000 in gross proceeds and $4,123,000 in net proceeds from the sale of 1,440,000 shares of our common stock and warrants, decrease in our deferred revenues in the amount of $5,658,000 from joint ventures due to the commencement of the commercial operation of our Rhode Island project, which commenced its commercial operations and began providing output to National Grid Energy pursuant to a power purchase agreement on June 23, 2017.

Net cash used in operating activities was $1,806,000 for the six-month period ended June 30, 2017, as compared to cash used in operating activities of $2,842,000 for the six-month period ended June 30, 2016. The decrease is mainly attributable to the decrease in equity losses in nonconsolidated subsidiaries, increase in equity income in nonconsolidated affiliates and increase in changes in warrants to issue shares.

Net cash used in investing activities was $31,000 for the six-month period ended June 30, 2017, as compared to net cash used in investing activities of $60,000 for the six-month period ended June 30, 2016.

Net cash provided by financing activities was approximately $4,368,000 for the six-month period ended June 30, 2017, as compared to approximately $1,548,000 for the six-month period ended June 30, 2016. We have principally financed our operations through the sale of our common stock, the issuance of debt, our operations in Italy and development fees received for the North Carolina and Rhode Island projects. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Although management anticipates that cash resources will be available to the Company through distributions from the Italians operations, the North Carolina project and Rhode Island project, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still seeking to raise additional funds for future operations and possible project investment, and any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As at June 30, 2017, we had no off-balance sheet arrangements of any nature.

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

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-9, Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU limits the circumstances in which an entity applies modification accounting. When an award is modified, an entity does not apply the guidance in ASC 718-20-35-3 through 35-9 if it meets all of the following criteria: (i) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU also removes the guidance in ASC 718 stating that modification accounting is not required when an entity adds an antidilution provision as long as that modification is not made in contemplation of an equity restructuring.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three-month period ended June 30, 2017. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending March 31, 2018.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2017. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. Except as noted below, we and our subsidiaries are currently not a party, nor is our property subject, to any material pending legal proceedings. None of our directors, officers, affiliates, or any owner of record or beneficially of more than five percent of our common stock, is involved in a material proceeding adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Barkats Litigation

USD $652,000 (the “Barkats Litigation”). The Barkats Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York (the “New York Court”), Index No. 655600/2016. On October 26, 2016, without notice to us or Mr. Palas or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor of JS Barkats PLLC, prohibiting us and Mr. Palas from “transferring or dissipating their assets … to the extent of $652,000”, pending the return date of JS Barkats PLLC’s asset attachment motion, due November 17, 2016. On October 28, 2016, we received notice of the foregoing. On October 31, 2016, we removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York (the “Federal Court”), Docket No. 1:16-cv-08404.

It is the Company’s position that by operation of law, the TRO expired no later than November 15, 2016. On November 18, 2016, the Company and Mr. Palas moved to compel mediation and arbitration of the dispute. Subsequently, on December 6, 2016, JS Barkats PLLC filed a motion to remand the action to the New York Court and also filed a motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO, which the Company opposed. On July 10, 2017, the Federal Court granted JS Barkats PLLC’s motion to remand the action to the New York Court, but denied JS Barkats PLLC’s request for costs and fees in bringing its remand petition. The Federal Court did not rule upon whether plaintiff’s complaint should be dismissed and/or the matter compelled to arbitration and did not rule upon Plaintiff’s motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Federal Court has since remanded the case back to the New York Court where it is currently pending.

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

Prassas Litigation

On March 15, 2017, Prassas Capital, LLC, an Arizona limited liability company (“Prassas”), filed a complaint against the Company (the “Prassas Litigation”) alleging breach of contract and further   (a) seeking unpaid fees in the amount of USD $1,601,317.67 plus interest, (b) seeking issuance of an order of prejudgment attachment and garnishment on the Company’s bank accounts, other property held by the Company and all payments owed to the Company for third parties, (c) seeking an injunction restraining the Company from transferring funds or property outside of the court’s jurisdiction or alternatively that the court appoint a receiver to manage, operate, control and take possession of the Company’s assets, and (d) seeking a declaration that Prassas Capital, LLC has been granted a contractual right to purchase 53,847 shares of Common Stock at a price of $6.50 per share (after giving effect to the Reverse Stock Split). The Prassas Litigation was filed as Prassas Capital, LLC v. Blue Sphere Corporation with the United States District Court for the Western District of North Carolina, Civil Action No. 3:17-CV-00131. On March 20, 2017, the Company received notice of the foregoing.

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

On June 2, 2017, the Company responded by filing with the court its memorandum in opposition to Prassas’ motion dismiss the Company’s counterclaims, and further to motion for a partial judgement on the pleadings of the Company’s counterclaims in the amount of $833,333.33, plus pre-judgment and post-judgment interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered sales of equity securities

On May 26, 2017, we entered into an agreement to refinance certain of our convertible and non-convertible debentures, pursuant to which we will issue two (2) debentures maturing on December 31, 2018 and having an aggregate principal balance of $3,000,000, both of which will be convertible into shares of our common stock, and two (2) five-year warrants to purchase up to 225,000 shares of our common stock. In connection with the refinancing, six (6) debentures of the Company having a principal balance of $3,000,000 and maturing on December 22, 2017 will be repaid in full. The refinancing is dependent on certain conditions precedent, including the closing of a public offering of our common stock. For additional information, please see our current report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 26, 2017.

On July 5, 2017, the Company issued 18,520 shares of its common stock to four non-employee Directors of the Company for services that were rendered in the second quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan.

On July 5, 2017, the Company issued 6,539 shares of its common stock to its Chief Financial Officer pursuant to the Company’s 2016 Stock Incentive Plan and the Services Agreement between the Company and Mr. Daniel, dated May 1, 2016, for services rendered to the Company thereunder.

On July 11, 2017, the Company issued 6,539 shares of its common stock to its Executive Vice President pursuant the Personal Employment Agreement between the Company and Mr. Kerner, dated January 1, 2016, for services rendered to the Company thereunder.

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

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500,000 worth of our common stock. We may purchase shares of our common stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice. We had no share repurchase activity during the thee-months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Closing of Registered Direct Offering

Between June 19, 2017 and June 23, 2017, we raised $4,500,000 in gross proceeds from the sale of shares of our common stock, together with warrants, with one warrant entitling the holder thereof to purchase one share of common stock at a price equal to $3.30 per share in a self-underwritten “best efforts” offering to certain investors (the “Self-Underwritten Offering”). The purchase price paid by the investors was $3.125 for one share of common stock and one warrant. The warrants were immediately exercisable and expire five years from the date of issuance. On June 23, 2017, the Self-Underwritten Offering was fully subscribed, the Self-Underwritten Offering concluded, and the Company issued 1,440,000 shares of common stock and warrants to purchase up to 1,440,000 shares of common stock (the “June 2017 Warrants”).

Change in Operator in Italy and Transfer of North Carolina and Rhode Island Project Agreements

The Company terminated its four Plant EBITDA Guarantee Agreements dated December 15, 2015 (collectively, the “Plant EBITDA Agreements”) with Austep S.p.A., an Italian corporation (“Austep”), the Company’s former partner in Italy that operated, maintained, and supervised the Company’s four operating facilities in Italy. Notwithstanding, these facilities are currently operating and the Company is in the process of replacing Austep with a new long-term operator. The Company believes that the termination of the Plant EBITDA Agreements with Austep and the engagement of a new operator will result in the facilities being operated under terms that are more advantageous to the Company, which the Company believes will improve profitability. Therefore, the Company believes that there will ultimately be no material negative impact resulting from this change in operating partner.

Also as fully described herein, we understand that the agreements relating to the development and operation of our facilities in North Carolina and Rhode Island will be transferred by Austep to its affiliated entity, Andion Italy S.r.l. (“Andion”). Presently, the agreements are validly in force and the parties continue to develop, operate, maintain, and supervise the facilities in North Carolina and Rhode Island, as more fully described below. We anticipate that, following the transfer, Andion will continue to operate, maintain, and supervise the facilities for the foreseeable future.

The foregoing events occurred following certain events affecting Austep; specifically, on June 20, 2017, Austep was put in voluntary liquidation by shareholders’ resolution and on July 6, 2017, the Bankruptcy Court of Milan approved Austep’s petition for a creditors’ settlement procedure, pursuant to which Austep will submit a final debt restructuring plan by November 3, 2017 and be supervised by a court appointed judicial commissioner.

For additional information, please see our current report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 19, 2017.

The Udine and Cantu, Italy Acquisitions

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Udine SPA”) with PRONTO VERDE A.G. (the “Seller”), relating to the purchase of one hundred percent (100%) of the share capital of FUTURIS PAPIA S.r.l., a limited liability company organized under the laws of Italy (the “Udine SPV”), which owns and operates a 0.995 Kw plant for the production of electricity from vegetal oil located in Udine, Italy. The agreed purchase price of the Udine SPV is €2,358,000, subject to certain post-closing adjustments. The purchase price will be paid to the Seller on or before the closing, less (a) €1,290,000 to repay the balance of a mortgage loan on the Udine SPV; (b) a brokerage fee payable by the Seller in the amount of €100,000; and (c) €100,000 to be held in escrow. The balance thereafter payable, if any, to the Seller will be paid by September 30, 2017.

On July 12, 2017, the Company and its subsidiary entered into an Amendment Agreement to the Udine SPA, whereby Blue Sphere assigned all of its rights, titles or interests arising out of the Udine SPA to Bluesphere Italy S.r.l., its indirect wholly-owned subsidiary. The parties also agreed to change the Closing Date to July 31, 2017. On July 31, 2017, the Company and its subsidiary entered into a Second and Third Amendment Agreement to Udine SPA, pursuant to which: (a) the Closing Date was extended to September 4, 2017; (b) in the event that the Company is unable to perform pursuant to the Udine SPA, it shall be required to pay a “Default Penalty”, as defined in the Purchase Agreement, of €600,000 to Seller and guarantee an additional payment of €400,000 by the Seller to a related third party; (c) in the event that the Company does not pay the “Advance Payment”, as defined in the Udine SPA, the Seller shall have the right to terminate the Udine SPA; and (d) the Company shall pay to Seller, as an “Advance Payment amount equal to €1,200,000, as more fully described in the Second Amendment. On August 4, 2017, the Company paid the Advance Payment in the amount of €1,200,000 to the Seller.

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Cantu SPA”) with the Seller, relating to the purchase of 100% of the share capital of ENERGYECO S.r.l., a limited liability company organized under the laws of Italy (the “Cantu SPV”), which owns and operates a 0,990 Kw plant for the production of electricity from vegetal oil located in Cantù, Italy. The closing in relation to the Cantu SVP shall be on or before September 27, 2017 and is subject to specified conditions precedent including, but not limited to, consummation of an acquisition of all the minority share capital of the Cantu SPV by the Seller from the minority shareholders of the Cantu SPV, delivery of audited closing financial statements of the Cantu SPV by Seller, and receipt of consent from the lenders and confirmation to accept repayment of certain of the Cantu SPV’s loans. The agreed purchase price of the Cantu SPV is €2,200,000. The purchase price is subject to specified post-closing adjustments and will be paid to the Seller at closing, less (a) an amount of €150,000 paid and held in escrow until closing; (b) €1,010,000 to repay the balance of two loans payable by the Cantu SPV; (c) a brokerage fee payable by the Seller in the amount of €60,000; and (d) €100,000 to be held in escrow.

For additional information, please see our current reports on Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2017, July 14, 2017 and August 4, 2017.

ITEM 6. EXHIBITS.

No.	Description	Note

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)

3.2	Certificate of Amendment No. 2 to our Amended and Restated Articles of Incorporation.	(3)

3.3	Amended and Restated Bylaws, dated June 17, 2015.	(2)

10.1	Debenture Refinance and Purchase Agreement, dated May 26, 2017; Form of Convertible Debentures; Form of Debenture Refinance Warrants; and Form of Pledge Agreement.	(5)

10.2	Form of Warrant for the Self-Underwritten Offering.	(7)

10.3	Share Purchase Agreement relating to the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated June 29, 2017, by and between Blue Sphere Corporation and Pronto Verde A.G.	(8)

10.4	Share Purchase Agreement relating to the purchase of 100% of the share capital of ENERGYECO S.r.l., dated June 29, 2017, by and between Blue Sphere Corporation and Pronto Verde A.G.	(8)

10.5	Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 12, 2017, by and between Blue Sphere Corporation and Pronto Verde A.G.	(9)

10.6	Biogas Plants’ Ordinary Management Proposal, dated July 14, 2017, between the Company and Società Agricola Burnigaia Società Semplice d/b/a La Fenice (as translated from Italian into English).	(10)

10.7	Letter Agreement, dated March 1, 2017, between JMJ Financial and Blue Sphere Corporation.	(4)

10.8	Amendment #3 to the Securities Purchase Agreement and to the $1,579,500 Promissory Note, dated April 13, 2017, by and between Blue Sphere Corporation and JMJ Financial.	(4)

10.9	Amendment #4 to the Securities Purchase Agreement, the $1,579,500 Promissory Note, and the Common Stock Purchase Warrants, dated April 28, 2017, by and between Blue Sphere Corporation and JMJ Financial.	(4)

10.11	Amendment #5 to the Securities Purchase Agreement and to the $1,579,500 Promissory Note, dated May 11, 2017, by and between Blue Sphere Corporation and JMJ Financial.	(4)

10.12	Amendment #6 to the Securities Purchase Agreement, the $2,106,000 Promissory Note, and the Common Stock Purchase Warrants, dated May 18, 2017, by and between Blue Sphere Corporation and JMJ Financial.	S-1

10.13	Amendment #7 to the Securities Purchase Agreement, the $2,106,000 Promissory Note, and the Common Stock Purchase Warrants, dated June 6, 2017, by and between Blue Sphere Corporation and JMJ Financial.	(7)

10.14	Amendment #8 to the Securities Purchase Agreement, the $2,106,000 Promissory Note, and the Common Stock Purchase Warrants, dated June 6, 2017, by and between Blue Sphere Corporation and JMJ Financial.	(11)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on March 7, 2017.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2017.
(6)	Incorporated by reference to our Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-215110) filed with the SEC on May 30, 2017.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-218692) filed with the SEC on June 13, 2017.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2017.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2017.
(11)	Incorporated by reference to our Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-215110) filed with the SEC on July 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 7, 2017

By:	/s/ Ran Daniel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 7, 2017

