Form 10-Q
period 2017-09-30
BLUE SPHERE CORP.
filed 2017-11-20
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 20, 2017, there were 3,725,980 shares of common stock, par value $0.001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2017	December 31, 2016
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,947	$416
Inventory	2,215	—
Trade account receivables	459	—
Related Parties	83	1,408
Other current assets	8,121	81
Total current assets	12,825	1,905

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	15,640	50

INVESTMENTS IN NON-CONSOLIDATED AFFILIATES	10,822	10,137
INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES	3,176	4,429

OTHER LONG-TERM ASSETS	3,308	—

Total assets	$45,771	$16,521
Liabilities and Stockholders’ Equity (deficiency)
CURRENT LIABILITIES:
Current maturities of Debentures and long-term bank loan	$5,784	$2,988
Short Term Loans	5,612	280
Accounts payables	3,911	557
Other accounts payable and liabilities	6,862	2,091
Deferred revenues from joint ventures	—	5,658
Total current liabilities	22,169	11,574

ACCRUED SEVERANCE PAY	17	11

LONG TERM BANK LOANS	14,391	112

LONG TERM LOANS AND LIABILITIES	6,489	5,003

WARRANTS LIABILITY	523	2,045

STOCKHOLDERS’ EQUITY:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at September 30, 2017 and December 31, 2016. Issued and outstanding: 3,682,764 shares and 2,147,383 shares at September 30, 2017 and December 31, 2016, respectively	4	2
Treasury shares	(28)	(28)
Accumulated other comprehensive income (loss)	(85)	33
Additional paid-in capital	48,922	44,262
Accumulated deficit	(46,631)	(46,493)
Total Stockholders’ Equity (deficiency)	2,182	(2,224)
Total Liabilities and Stockholders’ Equity (deficiency)	$45,771	$16,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Nine-months ended September 30		Three-months ended September 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Revenue from sales	$721	$—	$721	$—
Development services	563	—	563	—
TOTAL REVENUES	1,284		1,284	—
COST OF REVENUES	809	—	809	—
GROSS PROFIT	475	—	475	—
OPERATING EXPENSES
General and administrative expenses	3,886	6,287	1,506	1,782
Loss from obtaining control in a former non-consolidated subsidiary	2,109	—	2,109	—
Other losses(income)	—	(97)	—	5
OPERATING LOSS	(5,520)	(6,190)	(3,140)	(1,787)
FINANCIAL EXPENSES (INCOME), net	2,535	609	884	428
LOSS FROM EXTINGUISHMENT OF DEBENTURE	615	—	—	—
GAIN FROM CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	(1,921)	(432)	(203)	(1,396)

NET LOSS BEFORE INCOME TAXES	(6,749)	(6,367)	(3,821)	(819)
INCOME TAXES	(32)	—	(77)	—
NET LOSS BEFORE EQUITY INCOME (LOSSES)	(6,717)	(6,367)	(3,744)	(819)
EQUITY INCOME (LOSS) IN NON-CONSOLIDATED AFFILIATES	6,343	—	(465)	—
EQUITY INCOME (LOSSES) IN NON-CONSOLIDATED SUBSIDIARIES	236	(1,055)	(24)	90
NET LOSS FOR THE PERIOD	$(138)	$(7,422)	$(4,233)	$(729)

Net loss per common share - basic and diluted	$(0.05)	$(4.26)	$(1.15)	$(0.38)

Weighted average number of common shares outstanding during the period - basic and diluted	3,083,383	1,739,172 *	3,681,067	1,904,967 *

* Retrospectively adjusted to reflect the 130-for-1 reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Nine-months ended September 30		Three-months ended September 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET LOSS	$(138)	$(7,422)	$(4,233)	$(729)
Other comprehensive income loss, net of tax:
Currency translation adjustments	(118)	6	(133)	2
TOTAL COMPREHENSIVE LOSS	$(256)	$(7,416)	$(4,366)	$(727)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value**
	Shares	Amount	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2016 (Audited)	2,147,382	$2	$(28)	$33	$44,262	$(46,493)	$(2,224)
CHANGES DURING THE PERIOD OF NINE-MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited):
Issuance of common stock and warrants, net of issuance costs ***	1,440,000	2	—	—	4,121	—	4,123
Issuance of shares for services	27,598	*	—	—	132	—	132
Extinguish of liability upon shares issuance	7,406	*	—	—	47	—	47
Share based compensation	60,376	*	—	—	360	—	360
Comprehensive loss	—	—	—	(118)	—	(138)	(256)
BALANCE AT SEPTEMBER 30, 2017 (Unaudited)	3,682,762	$4	$(28)	$(85)	$48,922	$(46,631)	$2,182

*** Issuance cost during the period were of $377

	Common Stock, $0.001 Par Value
	Shares	Amount		Proceeds on account of Shares	Treasury Shares	Accumulated other comprehensive income	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2015 (Unaudited)	1,388,481	$1		$165	$(28)	$—	$41,068	$(44,692)	$(3,486)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2016 (Unaudited):
Extinguish of liability upon shares issuance	57,719	—	*				660		660
Issuance of shares for services	35,062	—	*				641		641
Issuance of common stock, net of issuance costs ***	427,553	1		(20)			630		611
Issuance of common stock in respect of issuance of convertible notes	107,160	—	*	(145)			145		—
Exercise of warrants	5,385	—	*				41		41
Comprehensive loss						6		(7,422)	(7,416)
BALANCE AT SEPTEMBER 30, 2016 (Unaudited)	2,021,360	$2		$—	$(28)	$6	$43,185	$(52,114)	$(8,949)

*	less than $1.
**	Retrospectively adjusted to reflect the 130-for-1 reverse stock split.
***	Issuance cost during the period were of $264

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine-months ended September 30
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(138)	$(7,422)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payments	360	371
Extinguish of liability upon shares issuance	47	—
Depreciation	400	12
Capital loss from disposal of property, plant and equipment	—	5
Loss from obtaining control in a former non-consolidated subsidiary	2,109	—
Equity losses (income) in non-consolidated subsidiaries	(236)	1,055
Equity income in non-consolidated affiliates	(6,343)	—
Expense in respect of convertible notes and loans	1,366	163
Loss from extinguishment of debenture	615	—
Changes in warrants liability	(1,921)	(432)
Expenses in respect of severance pay	6	—
Issuance of shares for services	132	641

Increase in inventory	(2,201)	—
Decrease (increase) in trade accounts receivables	726	—
Increase in related parties and other current assets	(1,772)	(193)
Decrease (increase) in other long-term assets	1,222	(22)
Increase (decrease) in accounts payables	1,152	4,499
Increase in other account payables	2,329	1,142
Net cash used in operating activities	(2,147)	(4,181)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(290)	(60)
Investment in nonconsolidated subsidiary	(3,040)	—
Consolidation of a former non-consolidated subsidiaries (see note a)	872	—
Net cash used in investing activities	(2,458)	(60)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,937	50
Repayment of short term loans	(1,200)	—
Repayment of loans	(274)	(364)
Proceeds from exercise of warrants	—	41
Proceeds from long term loans	1,557	—
Proceeds from issuance of shares and warrants, net of issuance cost	4,123	3,001
Net cash provided by financing activities	6,143	2,728

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,538	(1,513)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	(7)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	416	1,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1947	$375
NON-CASH TRANSACTION:
Extinguish of debt upon shares issuance	360	435
Deferred net equity in joint ventures	230	255
Issuance expense paid through warrants issuance	225	1,684
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$619	$554

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

(a) 2017 Consolidation of Non-Consolidated subsidiaries

On July 1, 2017, the Company consolidated Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. non-consolidated subsidiaries. The consolidation was recorded by allocating the cost of the acquisitions to the assets consolidated, including other intangible assets, based on their estimated fair values at the consolidation date.  Based on the consolidation date valuations, the preliminary purchase price allocations for as the following:

Accounts Receivable	$(1,149)
Prepaid expenses and other current assets	(4,493)
Property, plant and equipment	(15,144)
Other noncurrent assets	(4,382)
Short term loans	3,969
Accounts payable and accrued liabilities	3,847
Bank loans	15,244
Total net assets, net of cash consolidated	(2,108)
Less: Capital loss from obtaining control in a former non-consolidated subsidiary	(2,109)
Add: Investment in non-consolidated Subsidiaries	5,089
Net cash consolidated:	$872

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission. The results of operations for the nine-months and three-months ended September 30, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

Change in Operator in Blue Sphere Pavia’s facilities and Transfer of North Carolina and Rhode Island Project Agreements

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

From the Official Records of the Companies’ Register (the “Official Records”), the Company learned that on June 20, 2017, Austep was put in voluntary liquidation by shareholders’ resolution pursuant to Article 2484 of the Italian Civil Code. Furthermore, the Official Records show that on June 30, 2017, Austep filed a petition in the Bankruptcy Court of Milan (the “Milan Court”) for a creditor’ settlement procedure pursuant to Article 161, paragraph 6 of the Italian Bankruptcy Law, seeking permission to submit a restructuring plan to the court contemplating a partial continuity of its operations, which will then need to be approved by a majority of Austep’s creditors and by the court.

According to the Official Records, on June 29, 2017, Austep entered into a Business Unit Lease Agreement (“BULA”) with Andion, with the intent of assuring the regular operation of certain operations and agreements by Andion. Andion is wholly owned by Arcus Holdings Sa, a Luxembourg entity owned by White Cloud Capital II SCSp, which controls Austep Holdings S.p.A. Austep Holdings S.p.A. wholly-owns Austep and Austep USA, and Austep USA wholly-owns Auspark LLC and Austep Rhode Island LLC. Andion is not subject to the liquidation/restructuring of Austep. The BULA provides for, among other things, the transfer of Austep’s entire United States operations and, accordingly, the agreements relating to the delivery and operation of our North Carolina and Rhode Island facilities. The term of the BULA is three (3) months from the effective date of the BULA, and will automatically renew if not terminated by one of the parties with at least thirty (30) days’ written notice. The BULA will become effective upon execution by all parties, and is subject to finalization of negotiations with unions regarding all employees who will not be transferred with the BULA. Presently, the agreements relating to the delivery and operation of our North Carolina and Rhode Island facilities are validly in force, and the parties continue to develop, operate, maintain, and supervise the North Carolina and Rhode Island facilities in accordance with the terms of such agreements. If and when the BULA becomes effective, we anticipate that Andion will continue to operate, maintain, and supervise the North Carolina and Rhode Island facilities for the foreseeable future unless the Italian receiver will sell the Austep US operation to another operator. Through the process of Austep’s liquidation/restructuring, the Italian liquidator will compare competitive offers to acquire the operations and agreements that are the subject of the BULA; therefore, the acquirer of the agreements relating to the operation of the Company’s North Carolina Facility and Rhode Island Facility may be Andion, or potentially another purchaser.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On November 7, 2017, the Company entered with an operator into agreement for a full-service operation, maintenance, and supervision of the SPV Facilities, and supply feedstock to the SPV Facilities. The agreement is effective from October 1, 2017.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Until June 30, 2017 the Company applied the equity method of accounting for those investments because the Framework EBITDA Guarantee Agreement between the Company and Austep whereas Austep operates, maintains and supervises each biogas plants prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Consolidated Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. However, since the Framework EBITDA Guarantee Agreement between the Company and Austep was terminated the Company did not apply the equity method of accounting for those investments from July 1. 2017 and consolidate the assets and liabilities of those investments in its Condensed Consolidated Balance Sheet and consolidate the results of operations of those subsidiaries in its Condensed Consolidated Statement of Operations.

2017 Consolidation of Non-Consolidated Subsidiaries

On July 1, 2017, the Company consolidated Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. non-consolidated subsidiaries. Commencing July 1, 2017, the Company does not apply the equity method of accounting for the investments in Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. because the Company operates, maintains and supervises each biogas plant. Furthermore, the Company reigned influence over the operating policies of the plants. Prior to June 30, 2017, the Company applied the equity method because the Framework EBITDA Guarantee Agreement between the SPVs and Austep, whereby Austep operates, maintains and supervises each biogas plant, prevented us from exercising a controlling influence over operating policies of the plants. Under this method, the Company’s equity investment was reflected as an investment in non-consolidated subsidiaries on its Condensed Balance Sheets and the net earnings or losses of the investments was reflected as an equity in net earnings of non-consolidated companies on its Consolidated Statements of Operations. On July 18, 2017, the Company terminated its four Plant EBITDA Guarantee Agreements dated December 15, 2015 with Austep since on June 20, 2017 the Company learned from the Official Records of the Companies’ Register that Austep was put in voluntary liquidation and it filed a petition for a creditor’s settlement in the Bankruptcy Court of Milan. Further, On July 12, 2017, Austep personnel shut down the engines at all of the SPV Facilities, and exited all four sites. Therefore, on July 18, 2017 the Company terminated the Framework EBITDA Guarantee Agreement between the non-consolidated subsidiaries and Austep and regained a controlling influence over operating policies of the operating policies of the facilities and ceased applying the equity method.

The consolidation was recorded by allocating the cost of the acquisitions to the assets consolidated, including other intangible assets, based on their estimated fair values at the consolidation date.    Based on the consolidation date valuations, the preliminary purchase price allocations for as the following:

Cash and cash equivalents	$872
Accounts Receivable	1,149
Prepaid expenses and other current assets	4,493
Property, plant and equipment	15,144
Other noncurrent assets	4,382
Short term loans	(3,969)
Accounts payable and accrued liabilities	(3,847)
Bank loans	(15,244)
Total net assets consolidated:	$2,980

The fair values of property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

Pro forma results

The following unaudited pro forma financial information for the three months ended September 30, 2017 and 2016 presents the condensed consolidated and combined statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated and combined statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2017	2016	2017	2016
Revenues	$4,373	$4,556	$1,284	$1,850
Net (loss) income	(138)	(7,422)	(4,233)	(729)
Net (loss) earnings per common share
Basic and diluted	$(0.05)	$(4.26)	$(1.15)	$(0.38)

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

The Udine, Italy Acquisition

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Udine SPA”) with PRONTO VERDE A.G. (the “Seller”), relating to the purchase of one hundred percent (100%) of the share capital of FUTURIS PAPIA S.r.l., a limited liability company organized under the laws of Italy (the “Udine SPV”), which owns and operates a 0.995 Kw plant for the production of electricity from vegetal oil located in Udine, Italy. On September 4, 2017, the Company completed the acquisition of the Udine SPV. The total purchase price of the Udine SPV was approximately €2,706 (approximately $3,236), which included the initial purchase price in the amount of two million three hundred fifty-eight thousand euros (€2,358) (approximately $2,784), transaction costs and certain post-closing adjustments based on net financial position, net working capital, and certain net receivables as of the closing date.

The Helios Mezzanine Loan Facility

On August 30, 2017, the Company and Blue Sphere Italy entered into a Long Term Mezzanine Loan Agreement (the “Second Helios Loan Agreement”) with Helios 3 Italy Bio-Gas 2 L.P. (“Helios 3”), pursuant to which Helios 3 agreed to provide a mezzanine loan facility (the “Second Helios Loan”) of up to €1,600 (approximately $1,912) to finance (a) a portion of the total purchase price of the Udine SPV, (b) certain broker fees incurred in connection with the acquisition of the Udine SPV, and (c) taxes associated with registration of a pledge agreement. The Company’s liabilities and obligations under the Second Helios Loan Agreement are secured by a pledge of all of the Company’s shares of Blue Sphere Italy. In addition, any loan granted to Blue Sphere Italy by the Company shall rank subordinate to the Second Helios Loan.

The Second Helios Loan accrues interest at a rate of fourteen and one-half percent (14.5%) per annum, paid quarterly, beginning six (6) months following the closing of the Second Helios Loan. In addition, Helios 3 is entitled to an annual operation fee, paid quarterly in the amount of one-half percent (1.5%) per annum of the outstanding balance of the Loan. The final payment for the Second Helios Loan will become due no later than the earlier of (i) seven (7) years from the date the funds were made available to Blue Sphere Italy or (ii) the date of expiration of certain licenses granted to the Udine SPV. The Second Helios Loan may not be prepaid by the Company, but after payment by the Company of eight (8) quarterly payments, Helios 3 is entitled to demand repayment of the amount of the Second Helios Loan outstanding, provided that the amount shall not exceed the maximum distributable proceeds of the Udine SPV, by providing notice at least twenty-one (21) days prior to such demand. At such time the Company shall be entitled to refinance and prepay the entire amount outstanding under the Second Helios Loan, including the expected interest and operation fee due for the remaining period of the Second Helios Loan, less fifteen percent (15%) of the aggregate sum of such amounts. If the Company intends to refinance the Second Helios Loan, Helios shall have a right of first refusal to make a loan on the same terms.

Operations of the Udine SPV

In accordance with a Guarantee Plant Operation Management Agreement, dated September 4, 2017 (the “GPOMA”), between Pronto Verde and the Udine SPV, Pronto Verde satisfied its guarantee to procure the services of CC Engineering S.r.l., a limited liability company duly incorporated and existing under the laws of Italy, to perform “all-inclusive” services for the operation and maintenance of the facilities, and ISG Sviluppo SA, a company duly incorporated and existing under the laws of Switzerland, to supply to the vegetal oil necessary for the regular functioning of the Udine SPV. In accordance with the GPOMA, Pronto Verde guaranteed a monthly EBITDA of €91 (approximately $110) from the for the completion of the acquisition.

Applying the Equity method of account for this investment

The Company applied the equity method of accounting for this investment because the GOMA between the Company and Pronto Verde whereas Pronto Verde operates, maintains and supervises each biogas plants prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations.

The Cantu, Italy Acquisition

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Cantu SPA”) with the Seller, relating to the purchase of one hundred percent (100%) of the share capital of ENERGYECO S.r.l., a limited liability company organized under the laws of Italy (the “Cantu SPV”), which owns and operates a 0.990 Kw plant for the production of electricity from vegetal oil located in Cantù, Italy. The closing in relation to the Cantu SPV is subject to specified conditions precedent including, but not limited to, consummation of an acquisition of all the minority share capital of the Cantu SPV by the Seller from the minority shareholders of the Cantu SPV, delivery of audited closing financial statements of the Cantu SPV by Seller, and receipt of consent from the lenders and confirmation to accept repayment of certain of Cantu SPV’s Loans. The agreed purchase price of the Cantu SPV is two million two hundred thousand euros (€2,200) (approximately $2,490). The purchase price is subject to post-closing adjustment based on net financial position, net working capital, and certain net receivables, to be calculated on the basis of the Cantu SPV’s final closing audited financial statements. The purchase price will be paid to the Seller at closing, less (a) an amount of one hundred fifty thousand euros (€150) (approximately $179) to be paid on or before July 13, 2017 and held in escrow until closing; (b) one million ten thousand two hundred and eighty euros (€1,010) (approximately $1,145) to repay the balance of two loans payable of the Cantu SPV; (c) a brokerage fee payable by the Seller in the amount of sixty thousand euros (€60) (approximately $68); and (d) one hundred thousand euros (€100) (approximately $113) to be held in escrow.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

In connection with Company’s purchase of the Cantu SPV, on September 11, 2017, the Company entered into an agreement (the “Gain Agreement”) with Gain Solutions, S.R.O., a company incorporated under the laws of the Czech Republic (“Gain”), pursuant to which Gain will purchase thirty-eight and one-half percent (38.5%) of the capital stock of the Cantu SPV (the “Gain SPV Shares”) from the Company for a purchase price of €1,100 (approximately $1,320), which included a €200 (approximately $240) down payment paid by Gain (the “Gain Down Payment”). The Gain Agreement is subject to Gain’s completion of due diligence and entry into definitive agreements to consummate the purchase and sale of the Gain SPV Shares.

The Gain Down Payment will be applied toward the Cantu Purchase Price, or in the event Gain does not proceed following due diligence, the parties do not enter into definitive agreements or the Company does not ultimately acquire the Cantu SPV, the Down Payment will become repayable by the Company with ten percent (10%) interest no later than December 13, 2017. Any amount of the Down Payment (including interest) that is not timely paid by December 24, 2017 and through March 13, 2018 shall be subject to penalty interest equal to twenty percent (20%) per annum, and any amounts (including penalty interest) not paid by March 13, 2018 shall be subject to penalty interest equal to twenty-five percent (25%) per annum. The Company provided to Gain an irrevocable guarantee to repay the Gain Down Payment and any interest or penalty interest that accrues thereon. Also in connection with the secured Gain Down Payment, the Company entered into a Security Agreement to register a lien and security interest equal to 15% of the Company’s equity ownership of the Cantu SPV and all products and proceeds thereof pertaining from the Company’s rights according to the closing of the Cantu SPA.

The closing in relation to the Cantu SPV will probably occur sometime during the fourth quarter of 2017, and any such closing is subject to specified conditions precedent including, but not limited to, consummation of an acquisition of all share capital of the Cantu SPV by Pronto Verde from the owners of the Cantu SPV, delivery of audited closing financial statements of the Cantu SPV by Seller, and receipt of consent from the lenders and confirmation to accept repayment of the Cantu Loans.

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the nine-months and three-months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months and three-months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The September 30, 2017 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Operating results for the nine- months and three-months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

In August 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2017-12, or ASU, 2017-815, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends ASC 815 to “better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.” to (1) improve the transparency of information about an entity’s risk management activities and (2) simplify the application of hedge accounting. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early adoption is permitted.

D.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 5 – FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$3,105	$3,105
Warrants liability	$—	$—	$523	$523
Total liabilities	$500	$—	$3,628	$4,128

	As of December 31, 2016,
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$187	$—	$—	$187
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,685	$2,685
Warrants Liability	$—	$—	$2,045	$2,045
Total liabilities	$187	$—	$4,730	$4,917

Per the Share Purchase Agreement (the “Italy Projects Agreement”) with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (“the Sellers”) the Company agreed to pay the remaining balance of fifty percent (50%) of the purchase price along with annual interest rate of two percent (2%), less certain credits that is due to the sellers on the third anniversary of the closing date (the “Deferred Payment”). The Purchase Price is subject to certain adjustments and to an adjustment based on the actual EBITDA results in the 18 months following the Closing Date, per the following mechanism:

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

On July 21, 2017, the Company notified the sellers its current deferred payment estimates pursuant to Article 3.03 of the Italy Projects Agreement regulating the “Deferred payment adjustment mechanism”. On July 28, 2017, the Sellers notified the Company that they do not agree with the Company’s estimate.

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

Deferred payment due to the acquisition of the SPVs
Balance at December 31, 2016	$2,685
Changes in fair value, interest expense and translation adjustments	420
Balance at September 30, 2017	$3,105

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of September 30, 2017, and December 31, 2016, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at December 31, 2016	$2,045
Issuance of warrants	399
Changes in fair value	(1,921)
Balance at September 30, 2017	$523

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2017, the Company had approximately $1,947 in cash and cash equivalents, approximately $9,344 in negative working capital, a stockholders’ equity of approximately $2,182 and an accumulated deficit of approximately $46,631. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 7 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 was filed.

NOTE 8 – SHORT TERM LOAN AND DEBENTURES

On February 7, 2017, the Company entered into a 90-day Loan Agreement with Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%), or thirty percent (30.0%) if calculated annually (the “Viskoben Note”). On June 27, 2017, the Loan was fully paid by the Company.

On February 14, 2017, the Company received an additional $250 under its private placement of securities closed on October 25, 2016 (the “October Financing”) and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of the Company’s common stock in a public offering of up to $15 million of its securities (the “Public Offering”), (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On March 14, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of the Company’s common stock, notes and warrants, in exchange for up to $1,500 (an increase of $500). On the same date, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 13, 2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 28, 2017, the Company extended the maturity date from the earlier of May 1, 2017 or the third business day after the closing of a public offering to the earlier of May 19, 2017 or the third business day after the closing of a public offering. On May 10, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of the Company’s common stock, notes and warrants, in exchange for up to $2,000 (an increase of $500). On May 11,2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of the Company’s common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On June 7, 2017, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of its common stock at an exercise price equal to the lesser of (i) 80% of the per share price of its common stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On June 29, 2017, the Company extended the maturity date from the earlier of July 25, 2017 or the third business day after the closing of a public offering to the earlier of July 25, 2017 or the third business day after the closing of a public offering. On June 30, 2017, the Company repaid $1,000 of the outstanding balance of the October 2016 Note. On September 21, 2017, the Company extended the maturity date from the earlier of July 25, 2017 or the third business day after the closing of a public offering to the earlier of October 6, 2017 or the third business day after the closing of a public offering. As of September 30, 2017, the amortized outstanding balance is $1,065.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On August 20, 2017, the Company entered into a 90-day Loan Agreement with a private investor to borrow $200 at a quarterly interest rate of ten percent (10.0%). As of September 30, 2017, this note was not paid.

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

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against the Company and its Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of $428 thousands, plus interest for a total of $652 thousands. This Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York, Index No. 655600/2016. On October 26, 2016, without notice to the Company or its Chief Executive Officer or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting the Company and Mr. Palas from transferring or dissipating any assets up to $652. On October 31, 2016, the Company removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404, and on December 6, 2016, Mr. Barkats filed a motion to remand to the New York Court and request for oral argument. The Company terminated the services of JS Barkats LLC in 2012 and management believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On August 22, 2017, the Company received a letter from the Division of Enforcement, U.S. Securities & Exchange Commission (the “SEC”). The letter requested that the Company voluntarily provide documents and other information relating to whether the unaudited interim financial statements included in the Company’s quarterly reports on Form 10-Q filed on February 22, 2016 and May 23, 2016 were reviewed by an independent public accounting firm in accordance with the Statement of Auditing Standards No. 100, as required by Rule 10-01(d) and 8-03 of SEC Regulation S-X.  The Financial Statements were not reviewed, which was disclosed in detailed explanatory notes included with the Non-Reviewed Filings at the time of filing.  The inability of the Company’s independent registered public accounting firm to complete a review of the Financial Statements was the result of obstacles to obtaining records from four facilities in Italy acquired by Bluesphere Pavia S.r.l., the Company wholly-owned Italian subsidiary, on December 14, 2015.  The Company thereafter amended the Non-Reviewed Filings on May 23, 2016 and June 13, 2016, respectively, to file its interim financial statements following review by the Company’s independent auditors.

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

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2017, the Company issued 22,832 shares of its common stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50.

On October 14, 2017, the Company issued 7,308 shares of its common stock to its Chief Executive Officer, 6,539 shares of its common stock to its Chairman of the Board of Directors and 6,539 shares of its common stock to its Executive Vice- President pursuant to their respective service agreements with the Company. The Company has estimated and recorded such shares as an expense of $61 which was recorded through the vesting periods.

On November 7, 2017, the Company issued convertible promissory notes, dated October 30, 2017, to two investors for $228, in the aggregate, which are convertible into shares of the Company's common stock beginning on April 28, 2018 and ending on the date such November 2017 Notes have been repaid in full. The convertible notes bear interest at a rate of 12% per annum, mature on August 10, 2018 and become payable on maturity. All principal and any accrued but unpaid interest due under the convertible Notes will become convertible into shares of the Company’s common stock on April 28, 2018 and until the later of maturity or, in the case of a default, full repayment of the convertible note and all default interest due. The convertible notes will be convertible at a price that is sixty-five percent (65%) of the market price as defined in those notes.

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

Results of Operations – For the Three-months Ended September 30, 2017 Compared to the Three-months Ended September 30, 2016

Revenues

Revenues for the three-month period ended September 30, 2017 were $1,284,000, as compared to $0 for the three-month period ended September 30, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia and the development fee in the amount of $562,500 which was received during the third quarter of 2017 due to the commercial completion of our Rhode Island facility.

Cost of Revenues

Cost of revenues for the three-month period ended September 30, 2017 were $809,000, as compared to $0 for the three-month period ended September 30, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

Gross Profit

Gross profit for the three-month period ended September 30, 2017 were $475,000, as compared to $0 for the three-month period ended September 30, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2017 were $1,506,000, as compared to $1,782,000 for the three-month period ended September 30, 2016. The increase in general and administrative expenses is mainly attributable to the consolidation of the SPVs by our wholly-owned subsidiary, BlueSphere Pavia.

Equity Loss in Nonconsolidated Affiliates

Equity loss in Nonconsolidated Affiliates for the three-month period ended September 30, 2017 was $465,000 as compared to $0 for the three-month period ended September 30, 2016. The decrease is attributable to revaluation of the North Carolina and Rhode Island projects due to a postmortems in the completion of our North Carolina the North Carolina and Rhode Island projects.

Equity Income in Nonconsolidated Subsidiaries

Equity losses in Nonconsolidated Subsidiaries for the three-month period ended September 30, 2017 was $24,000, as compared to an income of $90,000 for the three-month period ended September 30, 2016. Our income for the three-month period ended September 30, 2017 is attributable only to our share of the net loss generated by our Udine SPV since we have completed its acquisition.

Gain from Change in Fair Value of Warrants Liability

Gain from Change in Fair Value of Warrants Liability for the three-month period ended September 30, 2017 was $203,000, as compared to a gain of $1,396,500 for the three-month period ended September 30, 2016. The gain is attributable to the decrease in the Fair Value of our Warrants Liability mainly due to the decrease in the price of share of our common stock. The estimated fair value of our outstanding warrants liability was measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. The table bellows explains the changes in the Fair Value of Warrants Liability during the three-month period ended September 30, 2017.

Warrants Liability
Balance at June 30, 2017	$726

Changes in fair value	(203)
Balance at June 30, 2017	$523

Net Loss

We incurred a net loss of $4,233,000 for the three-month period ended September 30, 2017, as compared to a net loss of $729,000 for the three-month period ended September 30, 2016. The increase in net loss is mainly attributable to increase in General and Administrative Expenses, decrease in Gain from Change in Fair Value of Warrants Liability and decrease in Equity Income in Nonconsolidated subsidiaries and Affiliates.

Results of Operations – For the Nine-months Ended September 30, 2017 Compared to the Nine-months Ended September 30, 2016

Revenues

Revenues for the nine-month period ended September 30, 2017 were $1,284,000, as compared to $0 for the nine-month period ended September 30, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia and the development fee in the amount of $562,500 which was received during the third quarter of 2017 due to the commercial completion of our Rhode Island facility.

Cost of Revenues

Cost of revenues for the nine-month period ended September 30, 2017 were $809,000, as compared to $0 for the nine-month period ended September 30, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

Gross Profit

Gross profit for the nine-month period ended September 30, 2017 were $475,000, as compared to $0 for the nine-month period ended September 30, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the nine -month period ended September 30, 2017 were $3,886,000 as compared to $6,287,000 for the nine -month period ended September 30, 2016. The decrease in general and administrative expenses is mainly attributable to decrease in share based compensation, professional fees and commissions.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the nine-month period ended September 30, 2017 was $6,343,000 as compared to $0 for the nine-month period ended September 30, 2016. The increase is attributable to commencement of the commercial operation of our North Carolina project, which commenced its commercial operations and began providing output to Duke Energy pursuant to a power purchase agreement on November 18, 2016, and commencement of the commercial operation of our Rhode Island project, which commenced its commercial operations and began providing output to National Grid Energy pursuant to a power purchase agreement on June 23, 2017. Until commencement of the commercial operations, we had not recorded our share of net earnings generated by the North Carolina and Rhode Island projects as equity earnings, but rather, had recorded them as deferred revenue in our current liabilities.

Equity Income in Nonconsolidated Subsidiaries

Equity Income in Nonconsolidated Subsidiaries for the nine-month period ended September 30, 2017 was $236,000, as compared to a loss of $1,055,000 for the nine-month period ended September 30, 2016. Our income for the nine-month period ended September 30, 2017 is attributable to our share of the net loss generated by our Udine SPV since we have completed its acquisition and the income from Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l during the six-month period ended June 30, 2017. Commencing July 1, 2017, we do not apply the equity method of accounting for the investments in Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. because we operate, maintain and supervise each biogas plant. Furthermore, we reigned influence over the operating policies of the plants. Prior to June 30, 2016, we applied the equity method because the Framework EBITDA Guarantee Agreement between the SPVs and Austep whereby Austep operates, maintains and supervises each biogas plant, prevented us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment was reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments was reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. We stopped applying the equity method because on July 18, 2017 we terminated the Framework EBITDA Guarantee Agreement between the SPVs and Austep and we regained a controlling influence over operating policies of the operating policies of the facilities. For more information concerning the termination of the Plant EBITDA Agreements, see Part II, Item 5 of this quarterly report.

Gain from Change in Fair Value of Warrants Liability

Gain from Change in Fair Value of Warrants Liability for the nine-month period ended September 30, 2017 was $1,921,000, as compared to a gain of $ 432,000 for the nine-month period ended September 30, 2016. The gain is attributable to the decrease in the Fair Value of our Warrants Liability mainly due to the decrease in the price of share of our common stock. The estimated fair value of our outstanding warrants liability was measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. The table bellows explains the changes in the Fair Value of Warrants Liability during the nine-month period ended September 30, 2017.

Warrants Liability
Balance at December 31, 2016	$2,045
Issuance of warrants	399
Changes in fair value	(1,921)
Balance at September 30, 2017	$523

Net Loss

We incurred a net loss of $133,000 for the nine-month period ended September 30, 2017, as compared to a net loss of $7,422,000 for the nine-month period ended September 30, 2016. The increase in net loss is mainly attributable to decrease in General and Administrative Expenses, Gain from Change in Fair Value of Warrants Liability and increase in Equity Income in Nonconsolidated Subsidiaries and Affiliates.

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

As of September 30, 2017, we had cash and cash equivalents of $1,947,000, as compared to $416,000 as of December 31, 2016. As of September 30, 2017, we had a working capital deficit of $9,344,000, as compared to $9,669,000 as of December 31, 2016. The increase in our working capital deficit was mainly attributable to the consolidation of the SPVs by our wholly-owned subsidiary, BlueSphere Pavia, which was mitigated by the raise of $4,500,000 in gross proceeds and $4,123,000 in net proceeds from the sale of 1,440,000 shares of our common stock and warrants and decrease in our deferred revenues in the amount of $5,658,000 from joint ventures due to the commencement of the commercial operation of our Rhode Island project.

Net cash used in operating activities was $2,147,000 for the nine-month period ended September 30, 2017, as compared to cash used in operating activities of $4,181,000 for the nine-month period ended September 30, 2016. The decrease is mainly attributable to the decrease in equity losses in nonconsolidated subsidiaries, increase in equity income in nonconsolidated affiliates and increase in changes in warrants to issue shares.

Net cash used in investing activities was $2,458,000 for the nine-month period ended September 30, 2017, as compared to net cash used in investing activities of $60,000 for the nine-month period ended September 30, 2016. The increase was mainly due to the acquisition our Udine SPV and purchases on machinery and equipment.

Net cash provided by financing activities was approximately $6,143,000 for the nine-month period ended September 30, 2017, as compared to approximately $2,728,000 for the nine-month period ended September 30, 2016. We have principally financed our operations through the sale of our common stock, the issuance of debt, our operations in Italy and development fees received for the North Carolina and Rhode Island projects. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Although management anticipates that cash resources will be available to the Company through distributions from the Italians operations, the North Carolina project and Rhode Island project, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still seeking to raise additional funds for future operations and possible project investment, and any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As at September 30, 2017, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three-month period ended September 30, 2017. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2017. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Barkats Litigation

As previously reported in our quarterly reports on Form 10-Q filed on May 15, 2017 and August 7, 2017, on October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against us and Shlomo Palas, our Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of $428,964.70, plus interest for a total of $652,000 (the “Barkats Litigation”). The Barkats Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York (the “New York Court”), Index No. 655600/2016. On October 26, 2016, without notice to us or Mr. Palas or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor of JS Barkats PLLC, prohibiting us and Mr. Palas from “transferring or dissipating their assets … to the extent of $652,000”, pending the return date of JS Barkats PLLC’s asset attachment motion, due November 17, 2016. On October 31, 2016, we removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York (the “Federal Court”), Docket No. 1:16-cv-08404.

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

Prassas Litigation

As previously reported in our quarterly reports on Form 10-Q filed on May 15, 2017 and August 7, 2017, we are a party to litigation entitled “Prassas Capital, LLC v. Blue Sphere Corporation”, filed with the United States District Court for the Western District of North Carolina, Civil Action No. 3:17-CV-00131.  There were no material developments in the litigation during the period presented by this quarterly report, as reported in the Company’s last quarterly report on Form 10-Q filed on August 7, 2017.

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

On October 17, 2017, the Company issued 22,832 shares of its common stock to four non-employee Directors of the Company for services that were rendered in the third quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan.

On October 24, 2017, the Company issued 7,308 shares of its common stock to its Chief Executive Officer, 6,539 shares of its common stock to its Chairman of the Board of Directors and 6,539 shares of its common stock to its Executive Vice-President pursuant to their respective service agreements with the Company.

On November 7, 2017, the Company issued November 2017 Notes (as defined below), dated October 30, 2017, to two investors for $228,000, in the aggregate, which are convertible into shares of the Company's common stock beginning on April 28, 2018 and ending on the date such November 2017 Notes have been repaid in full. The description of the November 2017 Notes in Part II, Item 5 of this quarterly report are incorporated herein by reference in its entirety.

Each of the transactions described above give effect to the Company’s reverse stock split effectuated on March 24, 2017, and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500,000 worth of our common stock. We may purchase shares of our common stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice. We had no share repurchase activity during the three-months ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

SEC Inquiry

On August 22, 2017, the Company received a letter from the Division of Enforcement, U.S. Securities & Exchange Commission (the “SEC”). The letter requested that the Company voluntarily provide documents and other information relating to whether the unaudited interim financial statements (the “Financial Statements”) included in the Company’s quarterly reports on Form 10-Q filed on February 22, 2016 and May 23, 2016 (the “Non-Reviewed Filings”) were reviewed by an independent public accounting firm in accordance with the Statement of Auditing Standards No. 100, as required by Rule 10-01(d) and 8-03 of SEC Regulation S-X.  The Financial Statements were not reviewed, which was disclosed in detailed explanatory notes included with the Non-Reviewed Filings at the time of filing.  The inability of the Company’s independent registered public accounting firm to complete a review of the Financial Statements was the result of obstacles to obtaining records from four facilities in Italy acquired by Bluesphere Pavia S.r.l., the Company wholly-owned Italian subsidiary, on December 14, 2015.  The Company thereafter amended the Non-Reviewed Filings on May 23, 2016 and June 13, 2016, respectively, to file its interim financial statements following review by the Company’s independent auditors.  The Company has been and intends to continue to be fully cooperative with the SEC’s inquiry into the Non-Reviewed Filings.

Change in Operator in Italy

The following events occurred in connection with certain events affecting Austep S.p.A., an Italian corporation (“Austep”), the Company’s former partner in Italy that operated, maintained, and supervised the Company’s four operating facilities in Italy acquired on December 15, 2015 (the “SPV Facilities”).  Specifically, on June 20, 2017, Austep was put in voluntary liquidation by shareholders’ resolution and on July 6, 2017, the Bankruptcy Court of Milan approved Austep’s petition for a creditors’ settlement procedure.

On July 12, 2017, Austep personnel shut down the engines at all of the SPV Facilities, and exited all four sites. On July 14, 2017, the Company notified Austep’s liquidator that the Company had taken over direct management and supervision of the SPV Facilities to ensure their proper operation, safety and security, and on July 18, 2017, the Company terminated its four Plant EBITDA Guarantee Agreements dated December 15, 2015 with Austep.

On July 14, 2017, the Company entered into a month-to-month Biogas Plants’ Ordinary Management Proposal with Società Agricola Burnigaia Società Semplice d/b/a La Fenice, an Italian company experienced in the operation of biogas plants, pursuant to which it operated and supervised the SPV Facilities through September 30, 2017.  On November 7, 2017, the Company and a new operator, Biogaservizi S.r.l., entered into an agreement for a full-service operation, maintenance, and supervision of the SPV Facilities, and supply of feedstock to the SPV Facilities, effective as of October 1, 2017. The SPV Facilities are presently transmitting electricity to the grid, and we anticipate that during the fourth quarter of 2017, all SPV Facilities will be generating at full capacity.

For additional information, please see our current report on Form 8-K filed with the SEC on July 19, 2017 and our Amendment No. 6 to Registration Statement on Form S-1/A filed with the SEC on August 17, 2017.

Transfer of North Carolina and Rhode Island Project Agreements

In connection with the restructuring of Austep, Austep entered into a Business Unit Lease Agreement (“BULA”) with Andion Italy S.r.l. (“Andion”), with the intent of assuring the regular operation of certain operations and agreements by Andion, an affiliate of Austep which is not subject to the liquidation/restructuring of Austep.  The BULA provides for, among other things, the transfer of Austep’s entire United States operations and, accordingly, the agreements relating to the operation of our North Carolina Facility and Rhode Island Facility (the “US Project Agreements”).  The BULA will not become effective until execution by all parties.

Through the process of Austep’s liquidation/restructuring, we anticipate that the liquidator will compare competitive offers to acquire Austep’s operations and agreements that are the subject of the BULA. Therefore, the acquirer of the business relating to Austep’s operation of our North Carolina Facility and Rhode Island Facility may be Andion, or potentially another third-party purchaser. Presently, the US Project Agreements are validly in force, and the parties continue to develop, operate, maintain, and supervise the North Carolina Facility and the Rhode Island Facility in accordance with the terms of such agreements. If and when the BULA becomes effective, we anticipate that Andion will continue to operate, maintain, and supervise the North Carolina Facility and the Rhode Island Facility unless a different purchaser ultimately acquires Austep’s business relating to the operation of our North Carolina Facility and Rhode Island Facility.

For additional information, please see our current report on Form 8-K filed with the SEC on July 19, 2017 and our Amendment No. 6 to Registration Statement on Form S-1/A filed with the SEC on August 17, 2017.

27

The Cantu, Italy Acquisition

On June 29, 2017, we entered into a Share Purchase Agreement with Pronto Verde A.G., relating to the purchase of one hundred percent (100%) of the share capital of Energyeco S.r.l., a limited liability company organized under the laws of Italy (the “Cantu SPV”), which owns and operates a 990 Kw plant for the production of electricity from vegetal oil located in Cantù, Italy.  We agreed to pay an aggregate purchase price of €2,200,000 (USD $2,490,000) for the Cantu SPV (the “Cantu Purchase Price”), subject to an adjustment formula accounting for the Cantu SPV’s net financial position, net working capital, and certain net receivables, to be calculated on the basis of the Cantu SPV’s audited closing financial statement at the closing.

In connection with Company’s purchase of the Cantu SPV, on September 11, 2017, the Company entered into an agreement (the “Gain Agreement”) with Gain Solutions, S.R.O., a company incorporated under the laws of the Czech Republic (“Gain”), pursuant to which Gain will purchase thirty-eight and one-half percent (38.5%) of the capital stock of the Cantu SPV (the “Gain SPV Shares”) from the Company for a purchase price of €1,100,000 (approximately USD $1,320,000), which included a €200,000 (approximately USD $240,000) down payment paid by Gain (the “Gain Down Payment”). The Gain Agreement is subject to Gain’s completion of due diligence and entry into definitive agreements to consummate the purchase and sale of the Gain SPV Shares.  The Gain Down Payment will be applied toward the Cantu Purchase Price, or in the event Gain does not proceed following due diligence, the parties do not enter into definitive agreements or the Company does not ultimately acquire the Cantu SPV, the Down Payment will become repayable by the Company with ten percent (10%) interest no later than December 13, 2017. Also in connection with the secured Gain Down Payment, the Company entered into a Security Agreement to register a lien and security interest equal to 15% of the Company’s equity ownership of the Cantu SPV.

The closing in relation to the Cantu SPV was scheduled to take place by September 27, 2017; however, as a condition precedent to closing, the facility must operate for 30 consecutive days and that has not yet occurred. We anticipate that the closing in relation to the Cantu SPV will occur during the fourth quarter of 2017. The closing is subject to other specified conditions precedent.

For additional information, please see our current reports on Form 8-K filed with the U.S. Securities and Exchange Commission on July 6, 2017 and September 14, 2017.

Amendment to the October 2016 Financing

On October 25, 2016, the Company completed a private placement of its securities (the “October 2016 Financing”) to JMJ Financial, an accredited investor (the “October 2016 Investor”).  Pursuant to the October 2016 Financing, the Company entered into a Securities Purchase Agreement, as amended (the “October 2016 SPA”) with the October 2016 Investor thereby agreeing to issue to the October 2016 Investor shares of the Company’s common stock, notes and warrants, in exchange for up to USD $1,000,000 in specified installments (the “October 2016 Principal”).  The October 2016 Principal was increased to USD $2,000,000 by amendments made on March 14, 2017 and May 10, 2017.  All installments under the October 2016 SPA were made, and as of the date hereof, the Company has repaid USD $1,000,000 of the October 2016 Principal.

Pursuant to the terms of the October 2016 Financing, as amended, the Company has issued, or has agreed to issue, to the October 2016 Investor (i) restricted shares of Company’s common stock equal to twenty-five percent (25%) of the October 2016 Note Principal paid to the Company (the “October 2016 Shares”), which have not yet been issued; (ii) a non-interest bearing six (6) month promissory note in the amount of the October 2016 Note Principal plus an amount equal to approximately five percent (5%) of the actual October 2016 Note Principal (the “October 2016 Note”), and (iii) seven (7) five-year warrants to purchase shares of common stock in accordance with the October 2016 SPA (collectively, the “October 2016 SPA Warrants”).

On September 21, 2017, the Company and the October 2016 Investor entered into Amendment No. 9 to the October 2016 SPA, October 2016 Note and the October 2016 SPA Warrants, thereby extending (i) the maturity date of the October 2016 Note; (ii) the date the October 2016 Shares are issuable; (iii) the date the pricing of the October 2016 Shares shall reset; and (iv) the date to receive conditional approval from The NASDAQ Capital Market, in all cases, to October 6, 2017.  On November 14, 2017, the Company and the October 2016 Investor entered into Amendment No. 10 to the October 2016 SPA, October 2016 Note and the October 2016 SPA Warrants, thereby extending (i) the maturity date of the October 2016 Note; (ii) the date the October 2016 Shares are issuable; (iii) the date the pricing of the October 2016 Shares shall reset; and (iv) the date to receive conditional approval from The NASDAQ Capital Market, in all cases, to November 22, 2017. In addition, in connection with both amendments, the October 2016 Investor conditionally agreed to waive any default in connection with the original dates, except to the extent of damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, if we trigger an event of default or breach any terms of the October 2016 SPA, October 2016 Note and the October 2016 SPA Warrants, as the case may be, subsequent to the letter agreement or amendment.  Prior to the foregoing, by letter agreement or amendment, the Company and the October 2016 Investor agreed to extend certain milestones and the maturity of the October 2016 Note on seven (7) separate occasions.

November 2017 Financing

On November 7, 2017, the Company completed a private placement (the “November 2017 Financing”) of its convertible promissory notes (each, a “November 2017 Note”) to two accredited investors (the “November 2017 Investors”) for a purchase price of USD $228,000, in the aggregate. The Company entered into a Securities Purchase Agreement with Jabro Funding Corp. in exchange for a November 2017 Note for USD $75,000 (the “Jabro SPA” and “Jabro Note”, respectively), and entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. in exchange for a November 2017 Note for USD $153,000 (the “Power Up SPA” and the “Power Up Note”, respectively). The November 2017 Notes and the Jabro SPA and Power Up SPA are dated October 30, 2017, and funds were received November 7, 2017 and were used for the development of the Company’s projects. No placement agent was used in the November 2017 Financing, and no commissions were paid in connection therewith. All funds were used to support our subsidiary’s project-level costs and expenses.

The Jabro SPA and Power Up SPA contain substantially the same terms. In addition to other customary terms, the Jabro SPA and Power Up SPA provide the November 2017 Investors with a right of first refusal to participate in any proposed future offerings of equity (or debt with an equity component) for an amount less than $150,000. The right of first refusal began on the closing date and will expire on the nine (9) month anniversary thereof.

Except as noted, the Jabro Note and Power Up Note contain substantially the same terms. The November 2017 Notes bear interest at a rate of twelve percent (12%) per annum, mature on August 10, 2018 and become payable on maturity. If not paid in full at maturity, the interest rate will increase to twenty-two percent (22%). All principal and any accrued but unpaid interest due under the November 2017 Notes will become convertible into shares of the Company’s common stock on April 28, 2018 and until the later of maturity or, in the case of a default, full repayment of the November 2017 Note and all default interest due. The November 2017 Notes will be convertible at a price that is sixty-five percent (65%) of the “market price”. The Jabro SPA defines the “market price” as the lowest closing bid price as quoted on the applicable OTC trading markets, or such other exchange as applicable, during the ten (10) trading days preceding the date of conversion. The Power Up SPA defines the “market price” as the average of the lowest two (2) closing bid prices as quoted on the applicable OTC trading markets, or such other exchange as applicable, during the ten (10) trading days preceding the date of conversion. The November 2017 Notes may be prepaid, subject to a premium percentage scale starting at one hundred and twelve percent (112%) of the principal, and increasing every thirty (30) days up to a premium of one hundred and thirty percent (130%). In addition to other customary provisions, the November 2017 Notes contain several events of default, including but not limited to, (a) the failure to pay all amounts due at maturity, (b) the failure to properly and timely issue shares of the Company’s common stock upon a valid conversion of the November 2017 Notes, (c) the delisting of the Company’s common stock on the OTC market or other relevant national exchange, and (d) the restatement of the Company’s financial statements, as filed with the SEC, at any time that is one hundred and eighty (180) days after the date of issuance and as long as the November 2017 Note is outstanding, if the result has a material adverse effect on the rights of the October 2017 Investors. The Power Up Note further provides that its terms will be amended consistent with any preferable terms in a future financing transaction with a third party investor, if any amounts are outstanding under the Power Up Note.

The foregoing descriptions of the Jabro SPA, Jabro Note, Power Up SPA and Power Up Note do not purport to be complete and are qualified in their entirety by reference to the full text of the Jabro SPA, Jabro Note, Power Up SPA and Power Up Note filed as Exhibit 10.16, 10.17, 10.18 and 10.19 hereto, respectively, and incorporated herein by reference.

The representations, warranties and covenants contained in the Jabro SPA and Power Up SPA were made solely for the benefit of the parties to the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the form of SPA is incorporated herein by reference only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other SEC filings.

The Company is providing this report in accordance with Rule 135c under the Securities Act, and the notice contained herein does not constitute an offer to sell the Company’s securities, and is not a solicitation for an offer to purchase the Company’s securities. The securities offered have not been registered under the Securities Act, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Company has sold the securities in a private placement in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder since, among other things, the above transaction did not involve a public offering. Additionally, the Company relied on similar exemptions under applicable state laws. The subscribers in the November 2017 Financing had access to information about the Company and their investments, took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. Upon issuance, the resale of the securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6. EXHIBITS.

No.	Description	Note

3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)
3.2	Certificate of Amendment No. 2 to our Amended and Restated Articles of Incorporation.	(3)
3.3	Amended and Restated Bylaws, dated June 17, 2015.	(2)
10.1	Share Purchase Agreement relating to the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated June 29, 2017, by and between Blue Sphere Corporation and Pronto Verde A.G.	(4)
10.2	Share Purchase Agreement relating to the purchase of 100% of the share capital of ENERGYECO S.r.l., dated June 29, 2017, by and between Blue Sphere Corporation and Pronto Verde A.G.	(4)
10.3	Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 12, 2017, by and between Blue Sphere Corporation and Pronto Verde A.G.	(5)
10.4	Biogas Plants’ Ordinary Management Proposal, dated July 14, 2017, between the Company and Società Agricola Burnigaia Società Semplice d/b/a La Fenice (as translated from Italian into English).	(6)
10.5	Second Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 31, 2017, between Blue Sphere Corporation and Pronto Verde A.G.	(7)
10.6	Third Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 31, 2017, between Blue Sphere Corporation and Pronto Verde A.G.	(7)
10.7	Long Term Mezzanine Loan Agreement, dated August 30, 2017, between Blue Sphere Corporation, Bluesphere Italy S.r.l. and Helios 3 Italy Bio-Gas 2 L.P.	(8)
10.8	Equity Pledge Agreement, dated August 30, 2017, between Blue Sphere Corporation and Helios 3 Italy Bio-Gas 2 L.P.	(8)
10.9	Subordination Agreement, dated August 30, 2017, between Blue Sphere Corporation, Bluesphere Italy S.r.l. and Helios 3 Italy Bio-Gas 2 L.P.	(8)
10.10	Guarantee Plant Operation Management Agreement, dated September 4, 2017, between Pronto Verde A.G. and FUTURIS PAPIA S.p.A.	(8)
10.11	Agreement, dated September 11, 2017, between Blue Sphere Corporation and Gain Solutions, S.R.O.	(9)
10.12	Letter from Blue Sphere Corporation to Gain Solutions, S.R.O. concerning an Irrevocable Guaranty of Down Payment, Interest and Penalty Interest, dated September 11, 2017.	(9)
10.13	Security Agreement, dated September 11, 2017, between Blue Sphere Corporation and Gain Solutions, S.R.O.	(9)
10.14	Agreement for the Purchase and Supply of Green Gas 2019, dated September 15, 2017, between Blue Sphere Brabant B.V. and GasTerra B.V. (English - Translation)	(10)
10.15	Amendment #9 to the Securities Purchase Agreement, to the Promissory Note, and to the Common Stock Purchase Warrants, dated September 21, 2017, by and between Blue Sphere Corporation and JMJ Financial.	*
10.16	Securities Purchase Agreement, dated October 30, 2017, between Blue Sphere Corporation and Jabro Funding Corp.	*
10.17	Convertible Promissory Note, dated October 30, 2017, in the amount of $75,000, issued by Blue Sphere Corporation to Jabro Funding Corp.	*
10.18	Securities Purchase Agreement, dated October 30, 2017, between Blue Sphere Corporation and Power Up Lending Group Ltd.	*
10.19	Convertible Promissory Note, dated October 30, 2017, in the amount of $153,000, issued by Blue Sphere Corporation to Power Up Lending Group Ltd.	*
10.20	Amendment #10 to the Securities Purchase Agreement, to the Promissory Note, and to the Common Stock Purchase Warrants, dated November 14, 2017, by and between Blue Sphere Corporation and JMJ Financial.	*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on March 7, 2017.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2017.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2017.
(7)	Incorporated by reference to our Amendment to Current Report on Form 8-K/A filed with the SEC on August 4, 2017.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 6, 2017.
(9)	Incorporated by reference to our Amendment to Current Report on Form 8-K/A filed with the SEC on September 14, 2017.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: November 20, 2017

By:	/s/ Ran Daniel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: November 20, 2017