Form 10-K
period 2017-12-31
BLUE SPHERE CORP.
filed 2018-04-17
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes   ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,739,348.20, based on the closing sales price of the registrant’s common stock as of the last business day of its most recently completed second fiscal quarter. For purposes of calculating the aggregate market value of shares of our Common Stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of April 16, 2018, there were 3,977,755 shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), issued and outstanding.

Our audited financial statements are stated in United States Dollars (“U.S. $”, “$” or “USD”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Any reference to a United States Dollar equivalent is approximate and based on the exchange rate at the time of the referenced transaction.

As used in this Annual Report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corporation and its subsidiaries, unless the context clearly requires otherwise.

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

PART I

Item 1. Business

Company Overview

We are an international Independent Power Producer (“IPP”) that is active in the global clean energy production and waste-to-energy and clean energy technology (“clean-tech”) markets. We aspire to become a key player in these rapidly growing markets by developing or acquiring projects with clean energy technologies, including but not limited to waste-to-energy facilities that generate clean energy, such as electricity, natural gas, heat, soil amendment and other by-products. These markets provide tremendous opportunity, insofar as we believe there is a virtually endless supply of waste and organic material that can be used to generate power and valuable by-products. In particular, the disposal of organic material to landfills in most parts of the world is a costly problem with environmentally-damaging consequences. We seek to offer a cost-effective, environmentally-safe alternative.

Waste-to-Energy and Clean Energy

Waste-to-Energy is the process of generating energy in the form of electricity, natural gas and/or heat from the treatment of various forms of waste. Most waste-to-energy processes produce electricity and/or heat directly through combustion, or produce a combustible fuel commodity, such as methane, methanol or ethanol. Generally, waste-to-energy technology includes the following:

Incineration

Incineration is the combustion of organic material such as waste with energy recovery, and is the most common waste-to-energy implementation. All new waste-to-energy plants in OECD countries (member and partner countries with the Organization for Economic Co-operation and Development) incinerating waste must meet strict emission standards, including those on nitrogen oxides, sulphur dioxide, heavy metals and dioxins. Hence, modern incineration plants are vastly different from the old types of plants, some of which recovered neither energy nor materials. Modern incinerators reduce the volume of the original waste by up to 96%, depending upon composition and degree of recovery of materials, such as metals from the ash for recycling.

Anaerobic Digestion

Anaerobic digestion is a collection of processes by which microorganisms break down biodegradable material in the absence of oxygen. The process is used for industrial or domestic purposes to manage waste or to produce fuels. The digestion process begins with bacterial hydrolysis of the input materials. Insoluble organic polymers, such as carbohydrates, are broken down to soluble derivatives that become available for other bacteria. Acidogenic bacteria then convert the sugars and amino acids into carbon dioxide, hydrogen, ammonia, and organic acids. These bacteria convert these resulting organic acids into acetic acid, along with additional ammonia, hydrogen, and carbon dioxide. Finally, methanogens convert these products to methane and carbon dioxide. The methanogenic archaea populations play an indispensable role in anaerobic wastewater treatments. Anaerobic digesters can also be fed with purpose-grown energy crops, such as maize. Anaerobic digestion is widely used as a source of renewable energy. The process produces a biogas, consisting of methane, carbon dioxide and traces of other ‘contaminant’ gases. This biogas can be used directly as fuel, in combined heat and power gas engines or upgraded to natural gas-quality biomethane. The nutrient-rich digestate also produced can be used as fertilizer.

Gasification

Gasification is a process that converts organic or fossil fuel based carbonaceous materials into carbon monoxide, hydrogen and carbon dioxide. This is achieved by reacting the material at high temperatures (>700 °C), without combustion, with a controlled amount of oxygen and/or steam. The resulting gas mixture is called syngas (from synthesis gas or synthetic gas) or producer gas and is itself a fuel. The power derived from gasification and combustion of the resultant gas is considered to be a source of renewable energy if the gasified compounds were obtained from biomass. The advantage of gasification is that using the syngas is potentially more efficient than direct combustion of the original fuel because it can be combusted at higher temperatures or even in fuel cells, so that the thermodynamic upper limit to the efficiency defined by Carnot’s rule is higher or (in case of fuel cells) not applicable. Gasification can also begin with material which would otherwise have been disposed of such as biodegradable waste. In addition, the high-temperature process refines out corrosive ash elements such as chloride and potassium, allowing clean gas production from otherwise problematic fuels.

Pyrolysis

Pyrolysis is a thermochemical decomposition of organic material at elevated temperatures in the absence of oxygen (or any halogen). It involves the simultaneous change of chemical composition and physical phase, and is irreversible. Pyrolysis is a type of thermolysis, and is most commonly observed in organic materials exposed to high temperatures. It is one of the processes involved in charring wood, starting at 200–300 °C (390–570 °F). It also occurs in fires where solid fuels are burning. In general, pyrolysis of organic substances produces gas and liquid products and leaves a solid residue richer in carbon content, char. Extreme pyrolysis, which leaves mostly carbon as the residue, is called carbonization.

There are a number of other new and emerging technologies that can be used to produce energy from waste and other fuels without direct combustion. Many of these technologies have the potential to produce more electric power from the same amount of fuel than would be possible by direct combustion. This is mainly due to the separation of corrosive components (ash) from the converted fuel, thereby allowing higher combustion temperatures in, for example, boilers, gas turbines and fuel cells.

Clean Energy is the process of generating energy from natural and or renewable resources that limit or eliminate pollutants entering the atmosphere. Clean Energy production include electrical generation from sources such as solar, wind, hydro, natural gas and plant-based oils.  For example, biofuel engine combined heat and power (CHP) plants use an adapted reciprocating gas engine, depending upon which biofuel is being used, and are otherwise very similar in design to a gas engine CHP plant.  The advantage of using a biofuel is one of reduced hydrocarbon fuel consumption and thus reduced carbon emissions.  These plants are generally manufactured as fully packaged units that can be installed within a plantroom or external plant compound with simple connections to the site’s electrical distribution and heating systems. Another variant of the above example is a wood gasifier CHP plant, whereby a wood pellet or wood chip biofuel is gasified in a zero-oxygen high temperature environment, resulting in gas that is then used to power a gas engine.

We Build, Own & Operate Projects and We Acquire Projects

Our business model is based on two main activities: we are a Build, Own & Operate (BOO) company, and we are a strategic acquirer of already constructed and operational facilities. Our BOO projects further fall into four primary phases of progress, making up our development cycle as follows:

1.	Pre-Development. In this phase, our business development team is evaluating project opportunities that may come from various sources such as: other developers, utility companies, strategic partners and land owners. In this phase, we are conducting site research, evaluating feedstock parameters, researching the availability for offtake agreements and reviewing regulatory issues surrounding a particular location.

2.	Development Phase. In this phase, we begin deploying capital and committing to projects. This phase generally includes the issuance of term-sheets or letters of intent for the development of projects. We begin the formal and in-depth due-diligence process to further these projects. Once due-diligence has been completed and a decision to move forward has been made, the company begins to assemble the various elements of the project. At this time, amongst other processes: technology is selected, an engineering study is completed, development plans are created, third party EPC operators are engaged, deposits are made on properties, environmental studies begin, permitting begins, feedstock agreements are put in place, a power purchase agreement (“PPA”) is agreed to and project financing is sourced. The development phase can take one year or longer depending on the project size and complexity.

3.	Construction Phase. In this phase, we complete a financial closing with our project finance partners and third party EPC and technology providers, the property is officially purchased or leased and a ground breaking occurs. After this site prep begins, materials are ordered, equipment is ordered and construction begins. Over the next year or longer: through our third party contractors, skilled technicians, laborers and managers build an advanced power plant that turns various forms waste into sources of clean energy and other by-products.

4.	Operating Phase. This phase includes the acceptance of waste materials, the ramp-up of biological elements in the case of an anaerobic digester plant, connecting to the electrical and or gas grids or connecting directly to a large end user. Once the connection is in place and the waste ramp-up phase is complete, and through our third party contractors, the plant is now fully operational. In addition to other administrative functions, management or our third party contractors will now begin to maintain feedstock intake, equipment monitoring and maintenance.

For our acquisition projects, we seek to acquire ongoing projects that are already constructed or operational.

Our Projects in All Phases

We are currently negotiating, developing, constructing or operating, as applicable, twenty (20) projects related to our strategy of acquisition, development or operations of waste-to-energy or clean-tech facilities, which includes developing projects for which we have entered into nonbinding letters of intent to acquire additional biogas facilities in Italy and to develop and construct waste-to-energy or clean-tech facilities in the United States, the Netherlands, the United Kingdom and Israel. We continue to evaluate a pipeline of similar projects in the pre-development phase in the countries listed below and we are also evaluating projects in other countries such as the Czech Republic, Poland, Canada and Mexico.

We currently own, in full or in part, the following operational projects:

United States (operating)

●	Charlotte, NC. Waste-to-energy Anaerobic Digester Plant, 5.2 MW (electricity).
●	Johnston, RI. Waste-to-energy Anaerobic Digester Plant, 3.2 MW (electricity).

Italy (operating)

●	Soc. Agr. AGRICERERE S.r.l. Tromello, Italy. Waste-to-energy Anaerobic Digester Plant, 999 KW (electricity).
●	Soc. Agr. AGRIELEKTRA S.r.l. Alagna, Italy. Waste-to-energy Anaerobic Digester Plant, 999 KW (electricity).
●	Soc. Agr. AGRISORSE S.r.l. Garlasco, Italy. Waste-to-energy Anaerobic Digester Plant, 999 KW (electricity).
●	Soc. Agr. GEFA S.r.l. Dorno, Italy. Waste-to-energy Anaerobic Digester Plant, 999 KW (electricity).
●	Futuris Papia S.p.A. Udine, Italy. Waste-to-energy Anaerobic Digester Plant, 995 KW (electricity).

We currently have nonbinding letters of intent to develop/acquire the following projects:

Italy (negotiating and/or conducting due diligence)

●	Cantu, Italy. Acquisition of Clean-Tech Energy Plant, 990 KW (electricity).
●	Agrilandia, Italy. Acquisition of Anaerobic Digester Plant, 1MW (electricity).
●	Ravena, Italy. Acquisition of Cogeneration Plant, 1MW (electricity).
●	Sardinia, Italy (Galileo). New Construction of four Anaerobic Digester Plants, combined 2.7 MMBtu Biogas (4MW equivalent) (electricity).

The Netherlands (developing and negotiating)

●	Sterksel, NL. New Construction of Anaerobic Digester Plant, 10.0 MW (electricity).

The United Kingdom (negotiating and/or conducting due diligence)

●	Corby, GB. New Construction of Gasification Plant, 10MW (electricity).

We are currently negotiating nonbinding letters of intent to develop/acquire the following projects:

United States (negotiating and/or conducting due diligence)

●	Boise, Idaho. New Construction of Anaerobic Digester Plant, 62 MMBtu Biogas (7.3MW equivalent) (electricity).
●	Woodstock, CT. New Construction of Anaerobic Digester Plant, 28 MMBtu Biogas (3.3MW equivalent) (electricity).
●	Hartford, CT. New Construction of Anaerobic Digester Plant, 27 MMBtu Biogas (3.2MW equivalent) (electricity).

Italy (negotiating and/or conducting due diligence)

●	Ostellato, Italy. New Construction of two Anaerobic Digester Plants, 1MW (electricity).
●	Riffle, Italy. Acquisition of two Anaerobic Digester Plants, 2MW (electricity).
●	Milan, Italy (Agatos). New Construction of Anaerobic Digester Plant, 19.7 MMBtu Biogas (1MW equivalent) (electricity).

The Netherlands (negotiating and/or conducting due diligence)

●	Het Haantje, NL. Acquisition of Anaerobic Digester Plant, 1.5MW Plant (electricity).

Israel (negotiating and/or conducting due diligence)

●	Rishon Lezion, IL. New Construction of Materials Recycling Facility and Anaerobic Digester Plant, 2.5MW (electricity).

Canada (negotiating and/or conducting due diligence)

●	Alberta, Canada. New Construction of Anaerobic Digester, 64.58 MMBtu Biogas (7.6MW equivalent) (electricity).

Greece (negotiating and/or conducting due diligence)

●	Kermos, GR (Thrace). New Construction of Anaerobic Digestion Plant, 3MW (electricity).
●	Neochori, GR (Thrace). New Construction of Anaerobic Digestion Plant, 3MW (electricity).
●	Fytorio, GR (Thrace). New Construction of Anaerobic Digestion Plant, 3MW (electricity).

All references to energy output, whether in MW or MMBtu, are per hour and are approximations.

Our strategy is to continue to expand in the future, including through acquisition of additional projects. From time to time, we negotiate, conduct due diligence and enter into nonbinding letters of intent for projects that we are evaluating. However, until due diligence is complete, further negotiations are finalized and the parties have executed a definitive agreement, there can be no assurance that we will be able to enter into any development or acquisition transaction, on the terms in the applicable letter of intent, if any, or at all, or any other similar arrangements. In the case of new construction projects for which we have not entered into definitive agreements, the power output identified herein reflects management’s position, determined based on a review of relevant factors including, but not limited to, pre-existing relationships with purchasers in the region, demand, land and facility space, environmental and engineering analysis, and the availability of feedstock and other sources of input.

Our Projects in the United States

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

Our North Carolina Project

Design and Development

On June 5, 2014, OEC entered into the NC Turnkey Agreement with Auspark, which amended and restated an original agreement dated April 30, 2014. Pursuant to the NC Turnkey Agreement, Auspark provided the design, supply, engineering, permitting, procurement, assembly, construction, installation, commissioning and delivery of the North Carolina facility (the “North Carolina Facility”), for the fixed price of $17,350,000, payable in accordance with meeting scheduled milestones, with the final payment becoming due upon delivery of a final completion certificate. Payments under the NC Turnkey Agreement were funded by York Renewable Energy Partners LLC (“York”), our joint venture partner for the North Carolina project.

The term of the NC Turnkey Agreement was based on the project construction and workflow completion plan, subject to amendment pursuant to the terms of the agreement. Austep (defined below) guaranteed Auspark’s performance under the NC Turkey Agreement. Upon effectiveness of the BULA, we had anticipated that the NC Turnkey Agreement would be transferred to Andion (defined below), which did not happen. On October 9, 2017, the NC Turnkey Agreement was terminated.  For more information, see the subsection below entitled “Austep Liquidation/Restructuring and Continuity of Performance at the North Carolina Facility and the Rhode Island Facility”.

On February 8, 2018, OEC entered into a professional services agreement with ES Engineering Services, LLC, pursuant to which it will perform specified services to complete outstanding development activities at the North Carolina Facility; the agreement anticipates the completion such services by April 30, 2019.  OEC is currently negotiating an agreement for specified upgrade and retrofit development services to be performed at the North Carolina Facility.

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

Concord Energy Partners, LLC

On January 30, 2015, (i) the Company, Concord Energy Partners, LLC, a Delaware limited liability company (“Concord”) and York entered into a development and indemnification agreement (the “Concord Development and Indemnification Agreement”), pursuant to which in 2015 York funded Concord’s payment to us of $1,250,000 in development fees used for developing the project, and Concord issued us 250 Series B units of Concord (“Concord Series B Units”) and issued 750 Series A units of Concord (“Concord Series A Units”) to York, and (ii) we and York entered into an amended and restated limited liability company operating agreement (the “Concord LLC Agreement”) to establish the Concord Series A Units and Concord Series B Units and admit us and York as 25% and 75% members of Concord, respectively. Pursuant to the foregoing agreements, York also agreed to fund Concord’s payment to us of two equal installments of $587,500 upon (a) mechanical completion of the North Carolina project and (b) commercial operation of the North Carolina project. We have received payment of the first installment.

Pursuant to the Concord LLC Agreement, our right to receive distributions from Concord are subject to certain priorities in favor of York, as follows:

(a)	York’s nine percent (9%) rate of return on the $500,000 capital contribution to Concord to fund liquidated damages to Duke Energy pursuant to the Duke PPA since the commercial operations had not been commenced within 60 days of December 31, 2015;
(b)	The repayment of York’s $500,000 capital contribution to Concord to fund liquidated damages to Duke Energy pursuant to the Duke PPA since the commercial operations had not been commenced within 60 days of December 31, 2015;
(c)	The amount of any excess profits from “feedstock tipping fees” shall be distributed with twenty percent (20%) going to York, and eighty percent (80%) going to us;
(d)	The amount of any excess profits from “thermal energy” shall be distributed equally between us and York; and
(e)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership of Concord.

In addition, our right to receive distributions upon a liquidation event of Concord are subject to certain priorities in favor of York, as follows:

(a)	York’s nine percent (9%) rate of return on its unrecovered capital contributions to Concord;
(b)	The repayment of York’s unrecovered capital contributions to Concord; and
(c)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership of Concord.

Pursuant to the Concord LLC Agreement, Concord is managed by a board of managers initially consisting of three managers (the “Concord Board”). So long as York owns more than 50% of the membership interests of Concord, York is entitled to appoint two of the Concord Board’s three managers. So long as we own no less than 50% of the membership interests of Concord that we acquired pursuant to the Concord Development and Indemnification Agreement, we are entitled to appoint one manager of the Concord Board. York will make capital contributions to Concord in accordance with the budgeted investment amount for the North Carolina project set forth in the Concord LLC Agreement. In the event that the Concord Board determines in good faith that additional equity capital is needed by Concord and is in the best interests of the North Carolina project, the Concord Board may determine the amount of additional equity capital needed and issue new units to raise the necessary funds. In this case, if we do not exercise our pre-emptive right with respect to such units, our percentage interest in Concord would be reduced accordingly. The Concord LLC Agreement also contains certain restrictions on our right to transfer our membership interests in Concord to third parties. If we propose to sell any equity or assets relating to or in connection with the development, construction or operation of an energy generation facility to a third party prior to January 30, 2020, Entropy Investment Management LLC, an affiliate of York that provides project financing for renewable energy projects, will have a right of first refusal to acquire all or a portion of such sale.

The New OEC Purchase Agreement

On January 30, 2015, we entered into the Orbit Energy Charlotte, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Concord, and OEC (the “New OEC Purchase Agreement”), pursuant to which (i) Concord purchased all of Orbit’s right, title and interest in and to the membership interests of OEC (the “OEC Interests”), (ii) Orbit abandoned all economic and ownership interest in the OEC Interests in favor of Concord, (iii) Orbit ceased to be a member of OEC and (iv) Concord was admitted as the sole member of OEC, in exchange for consideration of $917,764.

Under the Amended OEC Purchase Agreement and the New OEC Purchase Agreement, we had agreed to pay to Orbit the costs of evaluating and incorporating into the North Carolina project Orbit’s high solids anaerobic digestion technology and two HSAD Units designed by Orbit. Orbit was unable to design and install this technology into the North Carolina project, and we never paid or became obligated to pay any costs pursuant thereto. Instead, digesters were designed and provided by Auspark LLC (“Auspark”), and have been incorporated into the North Carolina project.

The New OEC Purchase Agreement also carried forward from the Amended OEC Purchase Agreement, and we indemnified York with respect to, our obligation to pay Orbit all amounts owed under the Amended OEC Purchase Agreement, including an amount equal to thirty percent (30%) of the North Carolina project’s distributable cash flow after we and the other equity investors in the North Carolina project fully recoup their respective investments in the North Carolina project (such investments to be calculated solely as amounts expended in and for the construction of the North Carolina project) and the North Carolina project achieves a thirty percent (30%) internal rate of return(the “NC Participation Fee”). The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature.

On January 13, 2017, the Company and Orbit entered into an agreement to eliminate the Company’s obligations to Orbit under the New OEC Purchase Agreement, the Concord LLC Agreement, the New OERI Purchase Agreement (defined below), and the Rhode Island LLC Agreement (defined below). In connection with the North Carolina project and the Rhode Island project, in exchange for an assignment to us of any rights to the NC Participation Fee and RI Participation Fee (defined below), and the termination of the OEC Management Fee and OERI Management Fee (defined below), Orbit received $200,000.

The Operations of the North Carolina Project

On June 5, 2014, OEC entered into a Service, Maintenance and Operation Agreement (the “Austep NC O&M Agreement”) with Austep USA, whereby Austep USA would perform the day-to-day operation, management, service, and maintenance operations at the North Carolina Facility, for a term of 10 years beginning on the date that the facility achieved substantial completion, as was defined in the NC Turnkey Agreement. Austep guaranteed Austep USA’s performance under the agreement. Upon effectiveness of the BULA, we had anticipated that the Austep NC O&M Agreement would be transferred to Andion, which would become responsible for performance thereunder. For more information, see the subsection below entitled “Austep Liquidation/Restructuring and Continuity of Performance at the North Carolina Facility and the Rhode Island Facility”. On October 9, 2017, the Austep NC O&M Agreement was terminated.

On February 20, 2018, OEC entered into an interim operations and management agreement with ES Engineering Services, LLC, pursuant to which it will perform the day-to-day operation, management, service, and maintenance operations at the North Carolina Facility on a short-term basis, while the parties negotiate and finalize a long-term agreement.

OEC and Duke Energy Carolinas, LLC (“Duke Energy”) are parties to an Amended and Restated Renewable Energy Purchase Agreement, dated October 12, 2012 and amended on April 25, 2013, January 31, 2014, January 29, 2015 and September 30, 2016 (as amended, the “Duke PPA”), pursuant to which OEC has agreed to sell, and Duke has agreed to purchase, the energy output of OEC’s facility, subject to the terms and conditions of the Duke PPA. Among other things, the Duke PPA required OEC to commence commercial operations by December 31, 2015 or, if not operational within 60 days of such date, pay Duke Energy $500,000 of liquidated damages, which would then extend the deadline for commercial operation to March 30, 2016. Since the commercial operations had not been commenced within 60 days of December 31, 2015, OEC was required to pay $500,000 of liquidated damages to Duke Energy pursuant to the Duke PPA during the first quarter of 2016, and York contributed these funds to OEC. The deadline for commercial operation was thereafter extended to November 23, 2016 by amendment to the Duke PPA. The Duke PPA is effective until August 21, 2030. The loss of Duke Energy as a customer of OEC could have a material adverse effect on the Company.

The Duke PPA further provides that OEC is responsible for certain interconnections fees and the costs and charges in connection with delivering power to the delivery point. OEC is responsible for delivering 100% of the output nameplate capacity of 5.2MW, and Duke Energy is responsible for purchasing up to the nameplate capacity. During the term of the Duke PPA, the bundled price payable to OEC is fixed per MWh, together with fixed prices per year for specified categories of RECs, as well as minimum REC requirements and purchase obligations during the term. Duke Energy is not responsible for purchasing additional energy or renewable energy attributes which exceeds 10% of the facility’s nameplate capacity. If OEC does not deliver up to the nameplate capacity, it must pay damages equal to specified replacement REC costs.

On or about November 18, 2016, the North Carolina Facility connected to the grid, began commissioning and thereafter commenced commercial operations and started to provide output to Duke Energy pursuant to the Duke PPA. The North Carolina Facility is currently in the mechanical completion and ramp-up phase of the project. Commencement of the commercial operations includes the gradual intake of waste from the facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the facility to operate at full capacity. The Company estimates that the North Carolina project will be fully completed by the end of the first quarter of 2019.

As of December 31, 2017, we have recorded equity earnings in the amount of $931,771 from nonconsolidated affiliates in 2017 with respect to the North Carolina project.

Our Rhode Island Project

Design and Development

On April 7, 2015, OERI entered into the RI Turnkey Agreement with Auspark, which amended and restated an original agreement dated April 30, 2014. Pursuant to the RI Turnkey Agreement, Auspark provided the design, supply, engineering, permitting, procurement, assembly, construction, installation, commissioning and delivery of the Rhode Island facility (the “Rhode Island Facility”), for the fixed price of $13,800,000, payable in accordance with meeting scheduled milestones, with the final payment becoming due upon delivery of a final completion certificate. Payments under the RI Turnkey Agreement were funded by York, our joint venture partner for the Rhode Island project.

The term of the RI Turnkey Agreement was based on the project construction and workflow completion plan, subject to amendment pursuant to the terms of the agreement. Austep (defined below) guaranteed Auspark’s performance under the RI Turkey Agreement. Upon effectiveness of the BULA, we had anticipated that the RI Turnkey Agreement would be transferred to Andion (defined below), which did not happen. On October 9, 2017, the Austep RI Turnkey Agreement was terminated.  For more information, see the subsection below entitled “Austep Liquidation/Restructuring and Continuity of Performance at the North Carolina Facility and the Rhode Island Facility”.

On February 8, 2018, OERI entered into a professional services agreement with ES Engineering Services, LLC, pursuant to which it will perform specified services to complete outstanding development activities at the Rhode Island Facility; the agreement anticipates the completion such services by April 30, 2019. OERI is currently negotiating an agreement for specified upgrade and retrofit development services to be performed at the Rhode Island Facility.

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

Rhode Island Energy Partners, LLC

On April 8, 2015, (i) the Company, Rhode Island Energy Partners, LLC, a Delaware limited liability company (“Rhode Island”) and York entered into a development and indemnification agreement (the “Rhode Island Development and Indemnification Agreement”), pursuant to which York funded Rhode Island’s payment to us of development fees of $1,541,900 used for developing the project, and Rhode Island issued us 2,275 Series B units of Rhode Island (“Rhode Island Series B Units), and issued 7,725 Series A units of Rhode Island (“Rhode Island Series A Units”) to York, and (ii) we and York entered into an amended and restated limited liability company operating agreement (the “Rhode Island LLC Agreement”) to establish the Rhode Island Series A Units and Rhode Island Series B Units and admit us and York as 22.75% and 77.25% members of Rhode Island, respectively. Pursuant to the foregoing agreements, York also agreed to fund Concord’s payment to us of three equal installments of $562,500 upon (a) signing of the Rhode Island Development and Indemnification Agreement, (b) the later of (x) the date of mechanical completion of the Rhode Island project and (y) the date on which an executed interconnection agreement between OERI and National Grid, including receipt of any regulatory approvals from the Rhode Island Public Utility Commission, is delivered by OERI, and (c) commercial operation of the Rhode Island project. To date, York has made payments of the first and the third installments.

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

In addition, our right to receive distributions upon a liquidation event of Rhode Island are subject to certain priorities in favor of York, as follows:

(a)	York’s nine percent (9%) rate of return on the sum of all obligations guaranteed by York in connection with the Rhode Island project;
(b)	York’s nine percent (9%) rate of return on its unrecovered capital contributions to Rhode Island;
(c)	The repayment of York’s unrecovered capital contributions to Rhode Island; and
(d)	Any amount remaining will be distributed pro-rata to us and York in proportion to York and our respective ownership in Rhode Island.

Pursuant to the Rhode Island LLC Agreement, Rhode Island is managed by a board of managers initially consisting of three managers (the “Rhode Island Board”). So long as York owns more than 50% of the membership interests of Rhode Island, York is entitled to appoint two of the Rhode Island Board’s three managers. So long as we own no less than 50% of the membership interests of Rhode Island that we acquired pursuant to the Rhode Island Development and Indemnification Agreement, we are entitled to appoint one manager of the Rhode Island Board. York will make capital contributions to Rhode Island in accordance with the budgeted investment amount for the North Carolina project set forth in the Concord LLC Agreement. In the event that the Rhode Island Board determines in good faith that additional equity capital is needed by Rhode Island and is in the best interests of the Rhode Island project, the Rhode Island Board may determine the amount of additional capital needed and issue new units to raise the necessary funds. In this case, if we do not exercise our pre-emptive right with respect to such units, our percentage interest in Rhode Island would be reduced accordingly. The Rhode Island LLC Agreement also contains certain restrictions on our right to transfer our membership interests in Rhode Island to third parties. If we propose to sell any equity or assets relating to or in connection with the development, construction or operation of an energy generation facility to a third party prior to April 8, 2020, Entropy Investment Management LLC will have a right of first refusal to acquire all or a portion of such sale.

The New OERI Purchase Agreement

On April 8, 2015, we entered into the Orbit Energy Rhode Island, LLC Membership Interest Purchase Agreement by and among the Company, Orbit, Rhode Island and OERI (the “New OERI Purchase Agreement”), pursuant to which (i) Rhode Island purchased all of Orbit’s right, title and interest in and to the membership interests of OERI (the “OERI Interests”), (ii) Orbit abandoned all economic and ownership interest in the OERI Interests in favor of Rhode Island, (iii) Orbit ceased to me a member of OERI and (iv) Rhode Island was admitted as the sole member of OERI, in exchange for consideration of $386,432.

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

The New OERI Purchase Agreement also carried forward from the Amended OERI Purchase Agreement, and we indemnified York with respect to, our obligation to pay Orbit all amounts owed under the Amended OERI Purchase Agreement, including an amount equal to thirty percent (30%) of the Rhode Island project’s distributable cash flow after we and the other equity investors in the Rhode Island project fully recoup our respective investments in the Rhode Island project (such investments to be calculated solely as amounts expended in and for the construction of the Rhode Island project) and the Rhode Island project achieves a thirty percent (30%) internal rate of return (the “RI Participation Fee”). The calculation of the project’s internal rate of return would take into account and be computed on the basis of any and all benefits from tax credits, depreciation and other incentives of any nature.

On January 13, 2017, the Company and Orbit entered into an agreement to eliminate the Company’s obligations to Orbit under the New OEC Purchase Agreement, the Concord LLC Agreement, the New OERI Purchase Agreement, and the Rhode Island LLC Agreement. In connection with the North Carolina project and the Rhode Island project, in exchange for an assignment to us of any rights to the NC Participation Fee and RI Participation Fee, and the termination of the OEC Management Fee and OERI Management Fee, Orbit received $200,000.

The Operations of the Rhode Island Project

On February 20, 2018, OERI entered into an interim operations and management agreement with ES Engineering Services, LLC, pursuant to which it will perform the day-to-day operation, management, service, and maintenance operations at the Rhode Island Facility on a short-term basis, while the parties negotiate and finalize a long-term agreement.

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

The National Grid PPA further provides that OERI is responsible for certain interconnections fees, subject to an adjustment based on MWh sold under the agreement, and the costs and charges in connection with delivering power to the interconnection point. OERI is responsible for delivering 100% of the output nameplate capacity of up to 3.2MW, and National Grid is responsible for purchasing up to our nameplate capacity. National Grid is not responsible for purchasing additional energy in excess of the specified maximum amount. During the term of the agreement, National Grid will pay a fixed bundled price per MWh for energy and RECs, subject to escalation by a factor of 2% annually. If OERI fails to deliver energy in accordance with the National Grid PPA, it will be responsible for specified replacement damages.

On or about June 23, 2017, the Rhode Island Facility connected to the grid, began commissioning and thereafter commenced commercial operations and started to provide output to National Grid pursuant to the National Grid PPA. The Rhode Island Facility is currently in the mechanical completion and ramp-up phase of the project. Commencement of the commercial operations includes the gradual intake of waste from the facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the facility to operate at full capacity. The Company estimates that the Rhode Island project will be fully completed by the end of the first quarter of 2019.

As of December 31, 2017, we have recorded equity earnings from nonconsolidated affiliates in the amount of $5,405,000, and we have recorded revenue from development fees in the amount of $562,500 in 2017, with respect to the Rhode Island project.

Austep Liquidation /Restructuring and Continuity of Performance at the North Carolina Facility and the Rhode Island Facility

From the Official Records, the Company learned that on June 20, 2017, Austep was put in voluntary liquidation by shareholders’ resolution pursuant the Italian Civil Code and on June 30, 2017, Austep filed a petition in the Bankruptcy Court of Milan (the “Milan Court”) for a creditors’ settlement procedure pursuant to Italian Bankruptcy Law. On July 6, 2017, the Milan Court approved Austep’s petition for a creditors’ settlement procedure providing for Austep to submit (i) a final debt restructuring plan and (ii) a request for certification of the restructuring agreement’s debts.

According to the Official Records, on June 29, 2017, Austep entered into a Business Unit Lease Agreement (BULA) with Andion Italy S.r.l., with the intent of assuring the regular operation of certain operations and agreements by Andion. Andion is wholly owned by Arcus Holdings Sa, a Luxembourg entity owned by White Cloud Capital II SCSp, which controls Austep Holdings S.p.A. Austep Holdings S.p.A. wholly-owns Austep and Austep USA, and Austep USA wholly-owns Auspark LLC and Austep Rhode Island LLC. Andion is not subject to the liquidation/restructuring of Austep. The BULA provided for, among other things, the transfer of Austep’s entire United States operations. Upon effectiveness of the BULA, we had anticipated that the NC Turnkey Agreement, Austep NC O&M Agreement and RI Turnkey Agreement would be transferred to Andion, which did not happen.

As described in more detail above, the NC Turnkey Agreement, Austep NC O&M Agreement and RI Turnkey Agreement relating to Austep’s involvement with the North Carolina Facility and the Rhode Island Facility were terminated, and both OEC and OERI have entered into agreements pursuant to which ES Engineering Services, LLC will perform development and day-to-day operation, management, service, and maintenance operations at the North Carolina Facility and the Rhode Island Facility.

Our Projects in Italy

Our 2015 SPV Facilities

Acquisition of our 2015 SPV Facilities

On May 14, 2015, we entered into a Share Purchase Agreement (the “Italy Projects Agreement”) with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (each, a “Seller” and collectively, the “Sellers”) through our indirect, wholly-owned subsidiary, Bluesphere Pavia S.r.l. (formerly Bluesphere Italy S.r.l.) (“Bluesphere Pavia”). Pursuant to the Italy Projects Agreement, we agreed to purchase one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l (each, an “SPV” and collectively, the “SPVs”) from the Sellers, who collectively held all of the outstanding share capital of each SPV. Each SPV is engaged in the owning and operating of an anaerobic digestion biogas plant for the production and sale of electricity (each, a “2015 SPV Facility” and collectively, the “2015 SPF Facilities”) to Gestore del Servizi Energetici GSE, S.p.A., a state-owned company, pursuant to the SPVs PPA. All references to, and descriptions of, the Italy Projects Agreement incorporate the terms of an amendment to the same entered into by the parties on December 14, 2015.

Pursuant to the Italy Projects Agreement, we agreed to pay an aggregate purchase price of €5,600,000 for all of the SPVs, which, upon the application of certain credits applied, was adjusted to €5,200,000 (USD $5,646,628) (the “Purchase Price”). Fifty percent (50%) of the Purchase Price, less certain credits, was due to the Sellers on the Closing Date and the remaining balance along with interest at a rate of two percent (2%) per year (the “Deferred Payment”), less certain credits, is due to the Sellers on the third anniversary of the Closing Date. The Purchase Price was subject to certain adjustments and to an adjustment based on the actual EBITDA results in the 18 months following the Closing Date, per the following mechanism:

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

Pursuant to the Italy Projects Agreement, the Company will reimburse the Sellers the VAT amount that was requested and will be requested by the SPVs for the fiscal year of 2014 on or before December 14, 2018. The reimbursed amount will not exceed €1,160,425 and will be refunded to the Sellers only after the amount is refunded to Bluesphere Pavia by the VAT authorities in Italy. Pursuant to the Italy Projects Agreement, we also issued a corporate guarantee to the Sellers, whereby the Company will secure the obligations of Bluesphere Pavia under the Italy Projects Agreement.

On December 14, 2015 (the “Closing Date”), pursuant to the Italy Projects Agreement, we completed the acquisitions of one hundred percent (100%) of the share capital of the “SPVs. On the Closing Date, the Company paid an amount of €1,952,858 (USD $2,143,181), which represented fifty percent (50%) of the Purchase Price adjusted for certain post-closing adjustments and closing costs. The remaining balance of the Purchase Price (balance less the adjusted closing payment) is promised by a note accruing interest at an annual rate of two percent (2%) to each Seller, with such principal and interest accrued due to each Seller on or before the third anniversary of the Closing Date, subject to adjustment to the variation of EBITDA, as described above. The portion of the Purchase Price and all closing costs, pre-closing receivables, fees and related expenses paid at closing were primarily financed by a loan of €2,900,000, obtained pursuant to the Helios Loan Agreement, of which €200,000 was repaid to Helios in March 2016.

The closing of the Italy Projects Agreement was subject to certain conditions precedent including, but not limited to, obtaining consent to the proposed sale and resulting change of control from its lender, Banca IMI, in connection with a certain €22,080,000 Financing Agreement, dated February 25, 2013, between the SPVs, Banca IMI and Intesa San Paolo S.p.A. (the “SPV Financing Agreement”), as well as from other counterparties to certain agreements to which the SPVs are a party. Amounts outstanding under the SPV Financing Agreement are secured by the assets of the SPVs. After the Closing Date, the SPV’s paid a waiver fee of approximately €109,000 to the SPVs’ lender, such amount representing 50% of the fees and expenses charged by the lenders in connection with obtaining these consents. In addition, under the Italy Projects Agreement, the Sellers granted us a special credit of €100,000 per SPV, half of which is allocable to each payment of the Purchase Price. Following the achievement of key milestones under the SPV Financing Agreement, on December 21, 2016, we agreed with the SPVs’ lender to certain revised terms under the SPV Financing Agreement for each SPV, specifically (a) each SPV received a new VAT line of credit equal to €300,000 per SPV, and an extension to each SPV’s existing VAT line of credit for one year, (b) our obligation to fund a debt service reserve account deposit totaling €1,100,000 was terminated, and (c) a minimum cash requirement of €200,000 per account was removed. In addition, on December 21, 2016, the SPVs’ lender also officially approved the Framework EBITDA Agreement. As of December 31, 2017, $15,250,000 was outstanding under the SPV Financing Agreement.

On July 21, 2017, the Company notified the Sellers of its estimated Deferred Payment, pursuant to Article 3.03 of the Italy Projects Agreement regulating the Deferred Payment adjustment mechanism. As of April 16, 2018, two of the three Sellers have accepted the Company’s estimate, and the third Seller, Volteo Energie S.p.A., is reviewing the Company’s estimate subject to an independent opinion of a third party appraiser.   Volteo Energie S.p.A., which has a majority interest among the Sellers,  is presently going through a bankruptcy procedure.

Termination of our Agreements with Austep to Operate, Maintain and Supervise the 2015 SPV Facilities

As discussed more fully below, the Company has terminated all four Plant EBITDA Agreements with Austep on July 18, 2017. Notwithstanding, these facilities are currently operating and the Company is in the process of replacing Austep with a new operator. The Company believes that the termination of the Plant EBITDA Agreements with Austep and the engagement of a new operator will result in the facilities being operated under terms that are more advantageous to the Company, which the Company believes will improve profitability. Therefore, the Company believes that there will ultimately be no material negative impact resulting from this change in operating partner.

On July 17, 2015, we entered into a Framework EBITDA Guarantee Agreement (the “Framework EBITDA Agreement”) with Austep S.p.A. (“Austep”), an Italian corporation. Austep specializes in the design, construction, operation and servicing of anaerobic digestion plants. The Framework EBITDA Agreement provided a framework pursuant to which Austep performed technical analyses of operating anaerobic digestion plants in Italy that we identified as potential acquisition targets. If and when we acquired such anaerobic digestion plants in Italy, we and Austep had agreed to negotiate individual agreements pursuant to which Austep would operate, maintain and supervise each plant and guarantee agreed-upon levels of EBITDA to us for a specified period. On the Closing Date, all four SPVs entered into Plant EBITDA Agreements with Austep. In accordance with the Plant EBITDA Agreements, Austep operated, maintained and supervised each biogas plant owned by the SPVs until July 12, 2017. The Plant EBITDA Agreements provided that we would receive an annual aggregate EBITDA of €3,760,000 for the four SPVs, collectively, and that Austep would receive ninety percent (90%) of the revenue in excess of such levels.

On July 12, 2017, Austep personnel shut down the engines at all of the 2015 SPV Facilities, and exited all four sites. The Company immediately notified Banca IMI, the SPVs’ lender, and began coordinating with Banca IMA on its remedial action plan. The Company believes that Austep’s failure to perform under the Plant EBITDA Agreements was due to a liquidation/restructuring of Austep. From the Official Records, the Company learned that on June 20, 2017, Austep was put in voluntary liquidation by shareholders’ resolution pursuant the Italian Civil Code and on June 30, 2017, Austep filed a petition in the Bankruptcy Court of Milan (Milan Court) for a creditors’ settlement procedure pursuant to Italian Bankruptcy Law. On July 6, 2017, the Milan Court approved Austep’s petition for a creditors’ settlement procedure and declared that Austep shall, by November 3, 2017, submit (i) the final debt restructuring plan and (ii) a request for certification of the restructuring agreement’s debts. For more information concerning the foregoing, see the subsection entitled “Change in Operator in Italy and Transfer of North Carolina and Rhode Island Project Agreements” above.

On July 14, 2017, the Company notified Austep’s liquidator, in accordance with the Plant EBITDA Agreements, that because (i) Austep had neglected specified contractual obligations concerning maintenance of the 2015 SPV Facilities, which each SPV had notified Austep of on June 21, 2017, and (ii) Austep, without notice, abandoned the 2015 SPV facilities, the Company had taken over direct management and supervision of the 2015 SPV Facilities to ensure their proper operation, safety and security. The Company reserved all rights to claim any and all damages arising as a consequence of Austep’s conduct, including costs incurred by the Company in its intervention.

On July 18, 2017, the SPVs delivered to Austep a notice of termination of the Plant EBITDA Agreements due to several breaches of Austep’s obligations, representations and warranties thereunder including without limitation those outlined in the notice provided to Austep’s liquidator on July 14, 2017. The Company further notified Austep that, as a consequence of early termination, (i) it is obligated to pay a penalty of €85,000 to each SPV, and (ii) that Austep will be deemed liable to hold the SPVs harmless and indemnified for any direct and indirect losses (including loss of business), damages, costs of engaging replacement contractors and suppliers, costs relating to the supply of feedstock for years 2017 through 2018, insurance premium costs, costs incurred in connection with the financing facility agreement with Banca IMI, and any other expenses or other liabilities incurred or to be incurred by the SPVs as a consequence of or in connection with Austep’s breaches, actions and/or omissions under the Plant EBITDA Agreements. The notice was prepared in coordination with Banca IMI. The Company withheld its costs and damages arising from the loss in generation at the 2015 SPV Facilities, and the costs or remediating and implementing its short-term and long-term operational solutions, from any amounts payable to Austep under the terminated Plant EBITDA Agreements.

On July 14, 2017, the Company entered into a month-to-month Biogas Plants’ Ordinary Management Proposal (the “Interim Agreement”) with Società Agricola Burnigaia Società Semplice d/b/a La Fenice, an Italian company experienced in the operation of biogas plants (“La Fenice”), pursuant to which it operated and supervised the 2015 SPV Facilities. The Interim Agreement with La Fenice terminated in accordance with its terms on September 30, 2017, at which time La Fenice stopped providing operational and supervisory services at the 2015 SPV Facilities.

Our New Agreements to Operate, Maintain and Supervise the 2015 SPV Facilities

On November 7, 2017, each of four SPVs entered into an Operating and Maintenance Contract for an Anaerobic Digestion Plant Using Biogas to Produce Electric Power (each, an “SPV Operating Agreement” and collectively, the “SPV Operating Agreements”) with a new operator, Biogaservizi S.r.l., an Italian company (“Biogaservizi”). Pursuant to the SPV Operating Agreements, Biogaservizi began providing full-service operation, maintenance, and supervision of the 2015 SPV Facilities, including the supply of feedstock, effective as of October 1, 2017. The SPV Operating Agreements are for a term of ten (10) years, and are renewable by the SPVs for one (1) year intervals. The SPV Operating Agreements may be terminated by the SPVs for reasons including, but not limited to, an insolvency or bankruptcy affecting Biogaservizi, revocation of specified state authorizations necessary to operate an SPV facility, and specified operator breaches, failures and delays. An SPV may request a suspension of an SPV Operating Agreement, but if such suspension exceeds thirty (30) days in any contract year and is not attributable to a breach of performance by Biogaservizi, then Biogaservizi shall be entitled to the reimbursement of reasonably incurred and documents costs and expenses resulting from such suspension. Biogaservizi may terminate an SPV Operating Agreement if the SPV fails to make payment of the Operator Fee (defined below) within sixty (60) days of such fee becoming due. In connection with each SPV Operating Agreement, Biogaservizi has until May 4, 2018 to present, to each SPV a first demand guarantee from a leading Italian or EU bank of four hundred thousand Euros (€400,000), to guarantee its obligations, required payments and potential damages under each SPV Operating Agreement (the “Guarantee”). Biogaservizi may reduce the Guarantee to an amount that is at least twenty-five percent (25%) of initial amount if it fully performs for two (2) years following the effective date. Biogaservizi will receive an annual fee for the operation of each 2015 SPV Facility of four hundred and five thousand Euros (€405,000), plus VAT, which is inclusive of all services to be provided (the “Operator Fee”). Biogaservizi guarantees specified performance levels at each 2015 SPV Facility and if it fails to meet such performance levels as measured in six (6) month reference periods, compensatory penalties will be deducted from the Operator Fee, as determined based on a specified formula. Compensatory penalties shall not exceed, on an annual basis, the Operator Fee.

The 2015 SPV Facilities are presently transmitting electricity to the grid, and we anticipate that during the first quarter of 2018, all 2015 SPV Facilities will be generating at full capacity.

The Helios Loan Agreement for the 2015 SPV Facilities

On August 18, 2015, we and two of our wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern Sphere”), the parent of Bluesphere Pavia, and Bluesphere Pavia, entered into a Long Term Mezzanine Loan Agreement (the “Helios Loan Agreement”) with Helios Italy Bio-Gas 1 L.P. (“Helios”) to finance the Italy Projects Agreement. Under the Helios Loan Agreement, Helios made up to five million euros (€5,000,000) available to Bluesphere Pavia (the “Helios Loan”) to finance (a) ninety percent (90%) of the total required investment of the first four SPVs acquired, (b) seventy to eighty percent (70-80%) of the total required investment of up to three SPVs subsequently acquired, if applicable, (c) certain broker fees incurred in connection with the acquisitions, and (d) any taxes associated with registration of an equity pledge agreement (as described below). Each financing of an SPV acquisition will be subject to specified conditions precedent and will constitute a separate loan under the Helios Loan Agreement. Helios’s obligation to provide additional funds under the Helios Loan Agreement, in connection with subsequently acquired SPVs, terminated on June 30, 2016.

Subject to specified terms, representations and warranties, the Helios Loan Agreement provides that each loan thereunder will accrue interest at a rate of fourteen and one-half percent (14.5%) per annum, and that Helios is entitled to an annual operation fee of one and one-half percent (1.5%) per annum. Payments of principal, interest and the operation fee are due and payable quarterly. The final payment for each loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to Bluesphere Pavia, and (b) the date that the license to produce electricity granted to the relevant SPV expires. Pursuant to the Helios Loan Agreement and an equity pledge agreement, Eastern Sphere pledged all its shares in Bluesphere Pavia to secure all loan amounts utilized under the Helios Loan Agreement.

In addition, the Helios Loan Agreement provides for no prepayment of the outstanding amount; however, subject to Helios’ right of first refusal and following 5 years from the date of closing, we may prepay upon meeting certain conditions, including that the net consideration of such prepayment will be the principal amount of the Helios Loan, less loan principal, interest and operation fees previously paid, multiplied by 2.12. The Helios Loan Agreement is subject to certain standard events of default subject to a 7-day cure period, including our failure to make two consecutive installment payments or pay the operations fee, events of insolvency or liquidation, and the declaration of an event of default under each the SPV Financing Agreement.

On December 2015, we borrowed €2,900,000 ($3,149,000) under the Helios Loan Agreement to finance the purchase of the SPVs, of which €200,000 was repaid to Helios in March 2016. No additional funds have since been borrowed. As of December 31, 2017, the outstanding balance under the Helios Loan was $2,804,736.

The Udine SPV Acquisition

Acquisition of our Udine SPV

On June 29, 2017, we entered into a Share Purchase Agreement (the “Udine SPA”) with Pronto Verde A.G. (“Pronto Verde”), relating to the purchase of one hundred percent (100%) of the share capital of Futuris Papia S.r.l., a limited liability company organized under the laws of Italy, which owns and operates a 995 Kw clean-tech plant for the production of electricity from vegetal oil located in Udine, Italy. In connection with the closing of the Udine SPA, Futuris Papia S.r.l. was converted into Futuris Papia S.p.A., a joint stock company organized under the laws of Italy (the “Udine SPV”).

On July 12, 2017, we entered into an Amendment Agreement to the Udine SPA with Pronto Verde and Bluesphere Italy S.r.l., an Italian limited liability company and our wholly-owned subsidiary (“Blue Sphere Italy”), whereby we assigned all of our rights, titles or interests arising out of the Udine SPA to Blue Sphere Italy. The parties also agreed to change the closing date to July 31, 2017. On July 31, 2017, the Company and Blue Sphere Italy entered into a Second and Third Amendment Agreement to the Udine SPA, pursuant to which (a) the closing date was extended to September 4, 2017 and (b) the Company agreed to pay to Pronto Verde an “Advance Payment” in an amount equal to €1,200,000 (USD $1,427,000).

On September 4, 2017, Blue Sphere Italy completed the acquisition of the Udine SPV. The Company paid an aggregate purchase price of €2,408,000 (approximately USD $2,864,051), subject to certain post-closing adjustments, consisting of an advance payment of €1,200,000 (approximately USD $1,427,268) paid on August 1, 2017, and €1,208,000 (approximately USD $1,436,783) paid by the Company at closing, using funds available pursuant to the Second Helios Loan Agreement (as defined below). The transaction included the following: (a) €1,217,000 (approximately USD $1,379,000) to repay the balance of a mortgage loan on the Udine SPV; (b) a commitment to supply feedstock fee and to operate the plant payable to Pronto Verde in the amount of €800,000 (approximately USD $906,000); (c) €100,000 (approximately USD $113,000) to be held in escrow; and (d) €132,000 (approximately USD $149,000) to a former shareholder of the Udine SPV.

The Helios Mezzanine Loan Facility

On August 30, 2017, the Company and Blue Sphere Italy entered into a Long Term Mezzanine Loan Agreement (the “Second Helios Loan Agreement”) with Helios 3 Italy Bio-Gas 2 L.P. (“Helios 3”), pursuant to which Helios 3 agreed to provide a mezzanine loan facility (the “Second Helios Loan”) of up to €1,600,000 (approximately USD $1,912,166) to finance (a) a portion of the total purchase price of the Udine SPV, (b) certain broker fees incurred in connection with the acquisition of the Udine SPV, and (c) taxes associated with registration of a pledge agreement. The Company’s liabilities and obligations under the Second Helios Loan Agreement are secured by a pledge of all of the Company’s shares of Blue Sphere Italy. In addition, any loan granted to Blue Sphere Italy by the Company shall rank subordinate to the Second Helios Loan.

The Second Helios Loan accrues interest at a rate of fourteen and one-half percent (14.5%) per annum, paid quarterly, beginning six (6) months following the closing of the Second Helios Loan. In addition, Helios 3 is entitled to an annual operation fee, paid quarterly. The final payment for the Second Helios Loan will become due no later than the earlier of (i) seven (7) years from the date the funds were made available to Blue Sphere Italy or (ii) the date of expiration of certain licenses granted to the Udine SPV. The Second Helios Loan may not be prepaid by the Company, but after payment by the Company of eight (8) quarterly payments, Helios 3 is entitled to demand repayment of the amount of the Second Helios Loan outstanding, provided that the amount shall not exceed the maximum distributable proceeds of the Udine SPV, by providing notice at least twenty-one (21) days prior to such demand. At such time the Company shall be entitled to refinance and prepay the entire amount outstanding under the Second Helios Loan, including the expected interest and operation fee due for the remaining period of the Second Helios Loan, less fifteen percent (15%) of the aggregate sum of such amounts. If the Company intends to refinance the Second Helios Loan, Helios shall have a right of first refusal to make a loan on the same terms.

In September 2017, we borrowed €1,408,000 ($1,682,500) under the Second Helios Loan Agreement to finance the purchase of the Udine SPV. No additional funds have since been borrowed. As of December 31, 2017, the balance of the Second Helios Loan was $1,686,432.

Operations of the Udine SPV

In accordance with a Guarantee Plant Operation Management Agreement, dated September 4, 2017 (the “GPOMA”), between Pronto Verde and the Udine SPV, Pronto Verde satisfied its guarantee to procure the services of CCEngineering S.r.l., a limited liability company duly incorporated and existing under the laws of Italy, to perform “all-inclusive” services for the operation and maintenance of the facilities, and ISG Sviluppo SA, a company duly incorporated and existing under the laws of Switzerland, to supply to the vegetal oil necessary for the regular functioning of the Udine SPV. The GPOMA became effective upon execution. On November 27, 2017, we notified the Seller that the Udine GPOMA was terminated because, in part, (a) the Seller did not successfully engage the designated supplier to supply vegetal oil, and Futuris Papia was forced to procure vegetal oil from another supplier at a higher cost; (b) the Seller and its operator did not diligently perform specified tasks under the Udine GPOMA, including a proper inspection and review of the facility and preparation of a takeover plan, and Futuris Papia was forced to procure such services from another operator at a higher cost than contemplated by the Udine GPOMA; and (c) due to a number of specified breaches by the Seller to perform under the Udine GPOMA. We reserved our right to recover the damages incurred as a consequence of documented material breaches made in connection with the Udine GPOMA.

Presently, Biogaservizi, the operator of our four other SPVs, is performing general operation and maintenance of the Udine SPV, and OMPI Mottaran S.r.l. is performing operation of the Udine SPV’s engine, subject to our supervision.  We have agreed to operate in this capacity with the operators for a period of six (6) months, and then negotiate a longer term agreement for such services.

The Cantu SPV Acquisition

On June 29, 2017, we entered into a Share Purchase Agreement (the “Cantu SPA”) with Pronto Verde, relating to the purchase of one hundred percent (100%) of the share capital of Energyeco S.r.l., a limited liability company organized under the laws of Italy (the “Cantu SPV”), which owns and operates a 990 Kw plant for the production of electricity from vegetal oil located in Cantù, Italy. We had agreed to pay an aggregate purchase price of €2,200,000 (USD $2,490,000) for the Cantu SPV, subject to an adjustment formula. On November 27, 2017, we notified Pronto Verde that the Cantu SPA was terminated because (a) the deadline for consummation of the closing expired and no agreement to extend the deadline was granted by Blue Sphere, and (b) none of the specified conditions precedent had materialized. On January 12, 2018, we received repayment of €150,000 (approximately USD $179,000) paid to escrow under the SPA. We reserved our right to unspecified damages incurred as a consequence of documented material representations made in connection with the SPA.

In connection with Company’s purchase of the Cantu SPV, on September 11, 2017, the Company entered into an agreement (the “Gain Agreement”) with Gain Solutions, S.R.O., a company incorporated under the laws of the Czech Republic (“Gain”), pursuant to which Gain would purchase thirty-eight and one-half percent (38.5%) of the capital stock of the Cantu SPV from the Company for a purchase price of €1,100,000 (approximately USD $1,320,000), which included a €200,000 (approximately USD $240,000) down payment paid by Gain (the “Gain Down Payment”). Because we did not ultimately acquire the Cantu SPV, the Down Payment become repayable by the Company with ten percent (10%) interest on December 13, 2017, and any amount of the Down Payment (including interest) that was not timely paid by December 24, 2017 and through March 13, 2018 was subject to penalty interest equal to twenty percent (20%) per annum, and any amounts (including penalty interest) not paid by March 13, 2018 became subject to penalty interest equal to twenty-five percent (25%) per annum. The Company provided to Gain an irrevocable guarantee to repay the Gain Down Payment and any interest or penalty interest that accrues thereon, and entered into a Security Agreement to register a lien and security interest equal to 15% of the Company’s equity ownership of the Cantu SPV.

On March 7, 2018, we agreed to settle all unpaid amounts outstanding to Gain in connection with the Gain Down Payment and interest accrued thereon for an amount of €230,126 (approximately USD $288,463). On or before March 15, 2018, we made full payment to Gain, thereby fully terminating the Gain Agreement and any obligations in connection with the Gain Down Payment.

Our Projects in the Netherlands

Presently, we are developing a waste-to-energy anaerobic digester plant in the Netherlands, an equivalent to 10.0 MW plant in Sterskel, Netherlands (the “Sterskel Facility”). On December 8, 2016, Blue Sphere Brabant B.V. (“Blue Sphere Brabant”) won a grant to sell renewable gas from the Rijksdienst voor Ondernemend Nederland (“RVO”) under the Renewable Energy Production Incentive Scheme, for the sale of up to 234,466.589 MWh per year, for a maximum total value of the grant equal to €151,934,350.00 (approximately USD $182,986,964), paid over twelve (12) years, from the date the Sterskel Facility begins production. On September 15, 2017, Blue Sphere Brabant entered into an Agreement for the Purchase and Supply of Green Gas with GasTerra B.V, as amended, pursuant to which the Sterskel Facility will supply a maximum of 3,500 cubic meters per hour of biogas that has been reprocessed into natural gas for a period of twelve (12) years, from January 1, 2020 through January 1, 2032.

On December 5, 2017, Blue Sphere Brabant entered into a Turnkey Agreement for the Design, Construction and Delivery of a Biogas Plant for the Sterksel Facility (the “Sterskel EPC Agreement”) with Anaergia B.V., a private company with limited liability in the Netherlands, pursuant to which Anaergia B.V. will perform the design, supply, engineering, procurement, assembly, commissioning and delivery of the Sterskel Facility with an upgraded biomethane design output capacity of 24,000,000 Nm3/year (or respectively 2,923Nm³/h), for the fixed price of €22,500,000 (approximately USD $26,695,500) payable in accordance with scheduled milestones, with the final payment becoming due upon delivery of a final completion certificate. The term reaching substantial completion is no longer than 20 months after the start date of construction. Also on December 5, 2017, Blue Sphere Brabant entered into a Service, Maintenance and Operation Agreement with Anaergia B.V., pursuant to which Anaergia B.V. will provide the day-to-day operation, service and maintenance at the Sterskel Facility for a term of 12 years beginning on the date that the Sterskel Facility achieves substantial completion.

Blue Sphere Brabant has entered additional agreements required for the construction and operation of the facility, including a lease agreement, the feedstock agreements and an agreement relating to the disposal of the digestate.

Strategy

Our main focus is providing tailored solutions internationally to produce clean energy primarily out of the treatment of waste. We are focused on waste-to-energy and clean-tech projects in the United States, Italy, the Netherlands, the United Kingdom and Israel and are in the process of developing a pipeline of similar projects. We believe there is a virtually endless supply of waste suitable for such projects and the demand for energy (particularly from such projects) is growing consistently.

Our model is to acquire or build, own and operate waste-to-energy and clean-tech facilities. We select projects with signed, long-term agreements with waste producers, waste haulers or other sources for feedstock, with national governments or electricity corporations for energy output and with private entities for the sale of other project by-products (such as renewable energy credits, heat and soil amendment). We are currently focused on several types of projects: (i) anaerobic digestion to electricity, (ii) landfill gas to energy, (iii) anaerobic digestion to gas, (iv) gasification, (v) incineration and (vi) energy crop to electricity.

We expect our projects to generate revenue through sales of thermal and electrical energy, energy efficiency technologies and RECs, and by-products, project development services, and tipping fees from accepting waste, as applicable to a particular project. Another component of the clean energy and waste-to-energy industry in the United States is renewable energy credits (“RECs”). A REC represents a MWh or KWh of clean energy. Many states, including North Carolina and Rhode Island, the sites of our two United States projects, require their utilities to prove that a portion of the energy they sell is produced from clean or renewable sources. A REC is used to demonstrate that the relevant unit of energy has a clean or renewable source. Consequently, utilities purchase RECs from producers of clean and renewable energy. Our agreements with Duke Energy and National Grid, for our North Carolina and Rhode Island projects, respectively, provide for “bundled” pricing for the sale of electricity and RECs.

Our strategy is to integrate all activities and components that make up a waste-to-energy or clean-tech project and provide a turn-key, one-stop shop solution for development. We are also actively seeking to acquire facilities that are in various stages of development. We work with and outsource key components of our projects to engineering, procurement and construction (“EPC”) providers and other project participants that provide the most economically viable solution for each individual project. The EPC providers may also be the provider of the technology used for each project. We believe this provides us the flexibility and freedom to tailor the best solution for each project. We expect that we will remain involved in managing and financing all aspects of our projects throughout their lifetimes or until they are sold. We believe this assures all of the involved parties, including waste producers, financing stakeholders, EPC and technology providers, and customers, that there is long-term continuity and responsibility for each project.

We aim to be distinctive and successful in the waste-to-energy and clean-tech market by:

●	providing a one-stop, turn-key/build, own and operate/transfer solution;
●	identifying and obtaining the rights to lucrative projects without incurring material expense;
●	delivering seamless and professional project implementation through a combination of our own expertise and the use of third-party experts with a track-record of success;
●	being technology agnostic and using mature and well-known technologies and when necessary to tailor-make cost-efficient and effective solutions for our projects;
●	leveraging our management’s more than 30 years of experience in successful implementation of large and complex projects;
●	building local and international teams to support each project;
●	obtaining political, property, non-performance and insolvency insurance for our projects; and
●	our projects receiving almost all of their revenue in United States dollars or Euros, whether operating in the United States, Europe or the developing world.

Competition

There are a number of other companies operating in the waste-to-energy and clean-tech space, ranging from other project developers to service or equipment providers, buyers and/or investors. Unlike the common market approach in this space (i.e., being solely a project developer, service or equipment provider or a buyer or investor), we seek to provide a one-stop shop, turn-key solution for project development and operation. As described above, our business model is to acquire or develop and manage all aspects of project implementation and sales of the project’s clean energy and by-products. We believe this integrated approach is attractive to project stakeholders and will differentiate us in a positive manner from our competition. We are aware of several competitors in the United States, such as – Harvest Power, Neo Energy, Anaergia, Quasar, CH4 and others. We value these companies, as they are helping to create awareness and credibility for the waste-to-energy space. However, companies in the waste-to-energy industry tend to focus on new or singular technologies, whereas we believe that we have a competitive advantage in being technology agnostic. By having our own technology experts, we are able to focus on finding the best locations where waste is abundant and implementing the best technology for that particular waste stream.

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

Regulatory Changes and Compliance

Many aspects of our operations and facilities are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

●	constructing and equipping facilities;
●	workplace health and safety;
●	currency conversions and repatriation;
●	taxation of foreign earnings and earnings of expatriate personnel; and
●	protecting the environment.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Environmental

Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws at the time such acts were performed.

These laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, including the U.S. Occupational Safety and Health Act and regulations promulgated thereunder.

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

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in our industry. We do not anticipate any material capital expenditures to comply with international, federal and state environmental requirements. However, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

Employees

We have eleven full-time basis professionals and one part-time employee. Blue Sphere Corporation employs nine full-time professionals: our non-executive chairman, chief executive officer, executive vice-president of business development, chief technical officer, chief financial officer, controller for European operations, vice president of strategy and business development, vice president of business development and operations manager for the United States market. Our subsidiary, Eastern Sphere, employs a part-time office manager and two full-time professionals: our vice president of business development for the European market and our executive vice president of mergers and acquisitions.

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

Corporate History

We were incorporated in the state of Nevada on July 17, 2007 and were originally in the business of developing and promoting automotive internet sites. In March 2010, we conducted a reverse merger, name change and forward split of our Common Stock, and current management took over operations, at which point we changed our business focus to become a project integrator in the clean energy production and waste to energy markets. In 2013, we amended and restated our Articles of Incorporation to, among other things, (a) authorize the issuance of 500,000,000 shares of preferred stock, $0.001 par value, in one or more series and with such rights, preferences and privileges as our Board may determine and (b) effect a reverse stock split of our outstanding Common Stock at a ratio of 113-to-1.

On November 23, 2016, our stockholders approved a reverse split of our Common Stock. On March 24, 2017, we effectuated a reverse split of our Common Stock upon the filing of our Certificate of Amendment No. 2 to our Amended and Restated Articles of Incorporation, at a ratio of 130-to-1 (the “2017 Reverse Stock Split”), such that each 130 shares of Common Stock issued and outstanding immediately prior to the effective time of the 2017 Reverse Stock Split automatically combined into 1 validly issued, fully paid and non-assessable share of our Common Stock without any further action by the Company or the holder thereof.

Our direct wholly-owned subsidiaries are Eastern Sphere, Binosphere LLC (“Binosphere”), Blue Sphere Brabant, and Bluesphere Italy S.r.l. (“Blue Sphere Italy”). Through our ownership of Bluesphere Pavia, which is owned 100% by Eastern Sphere, we own 100% of Agricerere S.r.l., Agrielekra S.r.l., Agrisorse S.r.l. and Gefa S.r.l. Through our ownership of Blue Sphere Italy, we own 100% of Futuris Papia S.r.l. Through our ownership of Eastern Sphere, we also own 50% of PureSphere Ltd. We also own a 25% interest in Concord (which owns OEC) and a 22.75% interest in Rhode Island (which owns OERI). On January 31, 2017, we dissolved Johnstonsphere LLC, and on April 30, 2017, we dissolved Sustainable Energy Ltd., neither of which had any operations. As of April 16, 2018, Blue Sphere Brabant had not commenced operations. Below is a chart of our direct and indirect subsidiaries.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located in North Carolina at 301 McCullough Drive, 4th Floor, Charlotte, NC 28262. Since May 22, 2013, we have leased office space at this site and currently pay $196 per month through May 31, 2017, and have extended the term for an additional 12 months for $186 per month. We also have office space located at 35 Asuta St. Even Yehuda, Israel 40500, for which we pay the operating expenses but do not pay any rent.

Each of the SPVs owned by Bluesphere Pavia own the real property used for the operation of the facilities, which has been used as collateral to secure the SPVs obligations under the SPV Financing Agreement, as follows: (i) Agrielektra S.r.l. owns the approximately 5.63 acres of real property used for the operation of the SPV, located at Strada Provinciale 29, Alagna (Pavia); (ii) Agricerere S.r.l. owns the approximately 5.85 acres of real property used for the operation of the SPV, located at Strada dei Balzini, Tromello (Pavia); (iii) Agrisorse S.r.l. owns the approximately 6.34 acres of real property used for the operation of the SPV, located at Strada Provinciale 206, Garlasco (Pavia); and (iv) Gefa S.r.l. owns the approximately 4.85 acres of real property used for the operation of the SPV, located at Strada Vicinale di Milano, Dorno (Pavia).

OERI leases the real property in Johnston, Rhode Island used for the operation of the Rhode Island Facility. The lease is for a period of 15 years beginning on April 1, 2015, and includes two subsequent renewal terms of 6 and 5 years, respectively. The lease includes a monthly base rent scale starting at $15,000 per month in year 1 and increasing each year up to $22,688.85 per month at the end of the initial term. The current monthly rent is $15,450 per month. OEC owns the approximately 13.06 acres of real property used for the operation of the North Carolina Facility, located at 600 Johnson Road, Charlotte, North Carolina.

The Udine SPV, Futuris Papia S.p.A., leases the real property located in Via Crimea No. 57, Percoto, Pavia di Udine (UD) used for the operation of facility. The lease is for a period of 17 years beginning on December 29, 2009, and renews automatically for a 6 year term unless terminated by either party upon 12 months’ prior to notice. The currently monthly rent under the lease is €20,000 per month (VAT excluded) (approximately USD $23,500), and is subject to an annual increase based on specified indices published by the Italian National Institute for Statistics.

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

On April 10, 2017, the Company filed its answer in the Prassas Litigation, denying the underlying factual allegations contained in the complaint and denying the contention that Prassas is entitled to any relief. The Company further asserted affirmative defenses seeking rescission of the contract, among other relief. In addition to filing its answer, the Company (1) moved for the court to dismiss the Prassas Litigation, because of Prassas’ failure to plead one or more essential elements of its claims, and (2) brought against Prassas claims of fraud, breach of fiduciary duty, constructive fraud, negligence, unjust enrichment and punitive damages. The Company sought reimbursement of amounts fraudulently or negligently billed by Prassas and paid by the Company of not less than $833,000, pre and post judgement interest, attorney’s fees and costs actually incurred in defending the Prassas Litigation.

On May 10, 2017, Prassas filed its answer to the Company’s response, whereby Prassas moved for the court to dismiss the Company’s counterclaims alleging that, among other things, the Company did not plead one or more essential elements of its claims. On June 2, 2017, the Company responded by filing with the court its memorandum in opposition to Prassas’ motion dismiss the Company’s counterclaims, and further to motion for a partial judgement on the pleadings of the Company’s counterclaims. The court stayed discovery pending the outcome of these motions.

On March 30, 2018, the court denied the Company’s motion for judgment on the pleadings and granted Prassas’ motion to dismiss the Company’s counterclaims. Discovery will proceed and trial is scheduled to occur January 7, 2019.

The Company believes that Prassas is a disgruntled service provider, that the claims brought by Prassas are without merit, that no amounts are owed to Prassas and that amounts, including those previously paid to Prassas, are payable to the Company.  We intend to vigorously defend against the Prassas Litigation and any other attempts to attach the assets of the Company.

SEC Inquiry

On August 22, 2017, the Company received a letter from the Division of Enforcement, U.S. Securities & Exchange Commission (the “SEC”). This letter requested that we voluntarily provide documents and other information relating to whether the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q filed on February 22, 2016 and May 23, 2016 were reviewed by an independent public accounting firm, as required by SEC Regulation S-X.

On February 22, 2016 and on May 23, 2016, we filed a Transition Report and Quarterly Report on Form 10-Q, respectively (the “Non-Reviewed Filings”), each of which contained interim financial statements and notes thereto that had not been reviewed by the Company’s independent auditors in accordance with the Statement of Auditing Standards No. 100, as required by Rule 10-01(d) and 8-03 of SEC Regulation S-X (the “Interim Review Requirement”), the circumstances of which were detailed in an explanatory note displayed at the beginning of each Non-Reviewed Filing. The inability of the Company’s independent registered public accounting firm to complete a review of the Company’s interim financial statements was caused when the Company encountered several obstacles to obtaining records from the SPVs, (in connection with the Company’s acquisition of the 2015 SPV Facilities on December 14, 2015) that were necessary to complete the review and preparation of the SPVs’ financial statements. The Company carefully considered the potential impact of the missing financial records on the SPV’s financials, and based on a review of the SPV’s trial balances, the Company estimated the aggregate effect of such amount to be immaterial to the Company’s financial statements ultimately contained in the Non-Reviewed Filings. Company management recognized the significance and seriousness of its inability to timely and properly submit the Non-Reviewed Filings in accordance with the Interim Review Requirement, and took several curative steps, including engagement of a new auditor to complete the review of the SPVs financials, hiring of a new Chief Financial Officer of the Company to consolidate a role that had previously been performed by two separate persons and ensuring full disclosure by including a prominently displayed explanatory note on each of the Non-Reviewed Filings. The Company thereafter amended the Non-Reviewed Filings on May 23, 2016 and June 13, 2016, respectively, to file its interim financial statements and notes thereto following the review thereof by the Company’s independent auditors. In response to an inquiry, the Company has provided further information to the SEC regarding the Non-Reviewed Filings, and intends to continue to be fully cooperative with the SEC’s inquiry. Because the Non-Reviewed Filings were not initially made in compliance with the Interim Review Requirement, we can provide no assurances that there will not be adverse consequences to our financial position, business or the market for our Common Stock, from the SEC or any other regulatory authorities.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

On November 21, 2017, the Company issued a Convertible Promissory Note to Morningview Financial, LLC, having a principal amount of $165,000, of which $11,550 constituted an original issue discount, in exchange for a purchase price of $153,450 (the “Morningview Note”).  In contemplation thereof, the Company and Morningview Financial, LLC entered into a Securities Purchase Agreement.  The Morningview Note matures on November 21, 2018, and bears interest at a rate of 5%, which will increase to 18% if not paid in full upon maturity. The holder may convert the Morningview Note at any time, at conversion price of $1.80 per share, if converted in the first 6 months following issuance, and if converted thereafter, at a conversion price that is the lower of $1.80 per share or equal to a 35% discount to the lowest sale price during the 15 trading days prior to the date of the notice to convert. The Morningview Note may be prepaid, subject to a tiered premium scale ranging from 110% to 130% of outstanding principal. The Morningview Note contains customary terms found in like instruments for conversion price adjustments, and includes a 25% liquidated penalty in the event of a reverse split of Common Stock or specified events of liquidity and bankruptcy. Morningview Financial, LLC has a right of first refusal to match any capital or financing terms offered by any third party. Upon an issuance by the Company of securities which include terms more favorable than the Morningview Note, the holder shall have the option to incorporate such terms into the Morningview Note. The foregoing descriptions of the Morningview Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

On November 22, 2017, the Company issued a 12% Convertible Promissory Note to JSJ Investments, having a principal amount of $75,000, of which $3,000 constituted an original issue discount, in exchange for a purchase price of $72,000 (the “JSJ Note”).  The JSJ Note matures on November 21, 2018 and is payable thereafter on demand, and bears interest at a rate of 12%, which will increase to 18% on default. In the event of a default, the holder may request immediate repayment, which includes a cash default. The holder may convert the JSJ Note any time after 6 months following the issuance date, at a conversion price that is equal to a 35% discount to the lowest sale price during the 15 trading days prior to the date of the notice to convert. The JSJ Note may be prepaid, subject to a tiered premium scale ranging from 115% to 150% of outstanding principal. The JSJ Note contains terms found in like instruments for conversion price adjustments, such as in the event of a merger, reorganization, or sale of the Company, and provides for weighted average price adjustments upon the issuance of common stock equivalent instruments while the JSJ Note is outstanding. The foregoing description of the JSJ Note does not purport to be complete and is qualified in its entirety by reference to the full text of the same, filed as an exhibit hereto, and is incorporated herein by reference.

On December 4, 2017, the Company issued a 12% Convertible Note to EMA Financial, LLC, having a principal amount of $125,000 of which $7,500 constituted an original issue discount, in exchange for a purchase price of $117,500 (the “EMA Note”).  In contemplation thereof, the Company and EMA Financial, LLC entered into a Securities Purchase Agreement.  The EMA Note matures on December 4, 2018, and bears interest at a rate of 12%, which will increase to 24% on default. The holder may convert the EMA Note any time, at a conversion price that is equal to the lower of (a) the closing sale price on the day immediately prior to the date of the notice to convert, or (b) a 35% discount to the lowest sale price during the 20 trading days prior to the date of the notice to convert.  The EMA Note may be prepaid, subject to a tiered premium scale ranging from 135% to 150% of outstanding amounts due under the EMA Note.  The EMA Note contains terms found in like instruments for conversion price adjustments, such as in the event of a merger, reorganization, or sale of the Company.  The foregoing descriptions of the EMA Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

On December 10, 2017, the Company issued a Convertible Promissory Note to Altshuler Sham netz, having a principal amount of $212,800, which was discounted in the amount of $12,839 and the net amount of $199,961 (the “Altshuler Note”).  In contemplation thereof, the Company and Altshuler Sham netz entered into a Securities Purchase Agreement.  The Altshuler Note matures on December 6, 2018, and bears interest at a rate of 12%, which will increase to 15% on default. The holder may convert the Altshuler Note any time, at a conversion price that is equal to the lower of (a) the closing sale price on the day immediately prior to the date of the notice to convert, or (b) 35% of the lowest sale price during the 20 trading days prior to the date of the notice to convert.  The Altshuler Note may be prepaid in the first 6 months, subject to a tiered premium scale ranging from 135% to 150% of outstanding amounts due under the Altshuler Note.  The Altshuler Note contains terms found in like instruments for conversion price adjustments, such as in the event of a merger, reorganization, or sale of the Company, including a right to purchase any convertible securities or rights to purchase stock, warrants, securities or other property issued by the Company while the Crown Note is outstanding on the same terms, on a pro rata basis.  The Securities Subscription Agreement contains a 9 month right of first refusal, pursuant to which Altshuler Sham netzs may participate, pro rata, on the same terms of a future offering of more than $200,000.  The foregoing descriptions of the Altshuler Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

On January 3, 2018, the Company issued a Convertible Promissory Note to Crown Bridge Partners, LLC, having a principal amount of $339,000, of which $30,000 constituted an original issue discount, in exchange for $309,000, payable in tranches (the “Crown Note”).  In contemplation thereof, the Company and Crown Bridge Partners, LLC entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue the Crown Note and five-year warrants to purchase shares of Common Stock and included piggyback registration rights for Common Stock issued and underlying such securities.  On or about January 3, 2018, Crown Bridge Partners, LLC paid $103,000 to the Company under the first tranche, having an original discount amount of $10,000, resulting in an outstanding principal balance under the Crown Note of $113,000; as of the date hereof, no additional tranches have been funded.  The Crown Note matures on January 3, 2019, and bears interest at a rate of 10%, which will increase to 12% upon default. The holder may convert the Crown Note any time, at a conversion price that is equal to the lowest sale price during the 20 trading days prior to the date of the notice to convert.  The Crown Note may be prepaid, subject to a tiered premium scale ranging from 135% to 150% of outstanding amounts due under the Crown Note.  The Crown Note contains terms found in like instruments for equitable conversion price adjustments.  Crown Bridge Partners, LLC has a right of first refusal to match any capital or financing terms offered by any third party. On January 3, 2018, the Company issued to Crown Bridge Partners, LLC a five-year Warrant to purchase up to 56,500 shares of Common Stock at an exercise price of $3.15 per share, subject to adjustment.  The foregoing descriptions of the Crown Note, Securities Purchase Agreement and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

On January 29, 2018, the Company issued 6,539 shares of Common Stock to its Executive Vice President pursuant the Personal Employment Agreement between the Company and Mr. Kerner, dated January 1, 2016, for services rendered to the Company thereunder.

On January 30, 2018, the Company issued a Convertible Promissory Note to Labrys Fund, LP, having a principal amount of $500,000 of which $50,000 constituted an original issue discount, in exchange for $450,000, payable in tranches (the “Labrys Note”).  In contemplation thereof, the Company and Labrys Fund, LP entered into a Securities Purchase Agreement. On or about January 30, 2018, Labrys Fund, LP paid $153,000 to the Company under the first tranche, having an original discount amount of $17,000, resulting in an outstanding principal balance under the Labrys Note of $170,000; as of the date hereof,  no additional tranches have been funded.  The Labrys Note matures on July 29, 2018, and bears interest at a rate of 12%, which will increase to 24% upon default. The holder may convert the Labrys Note any time, at a conversion price that the lower of the lowest sale price during the 20 trading days prior to (a) the date of the notice to convert or (b) the date of the Labrys Note.  The oustanding amounts due under the Labrys Note may be prepaid prior to maturity, at the default interest rate plus a $750 in fixed fees.  The Labrys Note contains terms found in like instruments for equitable conversion price adjustments. Pursuant to the Securities Purchase Agreement with Labrys Fund, LP, on January 31, 2018, the Company issued 7,500 shares of Common Stock as a commitment fee and 85,500 shares of Common Stock, returnable upon proper repayment of the Labrys Note.  The foregoing descriptions of the Labrys Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

On February 20, 2018, the Compensation Committee of our Board made grants under the Company’s 2016 Incentive Plan to specified employees, officers, directors and consultants of the Company consisting of, in the aggregate, 124,000 shares of Common Stock and option to purchase, in the aggregate, up to 115,000 shares of Common Stock at $1,80 per share. All 124,000 shares of Common Stock were issued by the Company on March 23, 2018, and Stock Option Agreements dated February 20, 2018 were entered into with each grantee.

On February 20, 2018, our Board approved and adopted the Company’s 2018 Stock Incentive Plan (the “2018 Incentive Plan”), pursuant to which the Company may award up to 570,000 shares of Common Stock, options to purchase shares of Common Stock and other equity-based awards to eligible participants. The terms of the 2018 Incentive Plan are substantially identical to the terms of the 2016 Incentive Plan. As of April 6, 2018, the 2018 Incentive Plan has not been approved by the shareholders of the Company, and no awards have been issued in connection with the 2018 Incentive Plan.

On February 25, 2018, the Company entered into a loan extension in connection with a 90-day Loan Agreement entered into with Global Smart cards Inc. on August 20, 2017, as extended through February 20, 2018. On February 25, 2018, the parties agreed to an extension of the loan to April 20, 2018, for which the Company paid $15,000 and issued three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion to Global Smart cards Inc.

On March 5, 2018, the Company issued 21,552 shares of Common Stock to three directors of the Company and 7,184 shares of Common Stock to retired director of the Company  for services that were rendered in the fourth quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan.

Each of the transactions described above give effect to the Company’s reverse stock split effectuated on March 24, 2017, and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act. Except as noted, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions. All recipients of the foregoing transactions either received adequate information about the Company or had access, through their relationships with the Company, to such information.  Furthermore, the Company affixed appropriate legends to the share certificates and instruments issued in each of the foregoing transactions setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

Quarter Ended	High	Low

December 31, 2017	$2.19	$1.40
September 30, 2017	$2.75	$2.06
June 30, 2017	$5.75	$2.70
March 31, 2017	$8.70	$4.55

Quarter Ended	High	Low

December 31, 2016	$10.53	$7.02
September 30, 2016	$10.40	$6.50
June 30, 2016	$0.07	$7.80
March 31, 2016	$11.70	$5.20

Holders

As of April 16, 2018, we had 134 holders of record of our Common Stock, per the listing of stockholders maintained by the Company’s transfer agent, ClearTrust, LLC. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We had no share repurchase activity during the twelve months ended December 31, 2017.

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

Results of Operations – For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue from Services

Revenue from Sales of Electricity & Services for the twelve-month period ended December 31, 2017 were $3,823,000 as compared to $587,500 revenues from services for the twelve-month period ended December 31, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

US GAAP accounting standards have required Blue Sphere to report the income of its wholly owned subsidiaries on a non-consolidated basis. US GAAP also required Blue Sphere report the income from Nonconsolidated Affiliates as Equity Earnings. Blue Sphere believes that these accounting standards do not provide the most representative description of the total revenues generated by the company and or its subsidiaries during the past twelve months.

The following table is a detailed representation of the revenues generated by Blue Sphere and its subsidiaries.

	December 31,
Sales of Electricity	2017	2016
Agrielektra. S.r.l.	$1,784	$2,194
Agricerere, S.r.l.	1,597	705
Agrisorse, S.r.l.	1,824	1,232
Gefa, S.r.l.	1,417	2,095
Futuris Papia S.p.A.	450	-
Total Sales of Electricity	7,072	6,225

Development Services	563	588

Equity income (losses) in Non-Consolidated affiliates	8,083	5,961

Total Gross Revenues	$17,416	$12,774

Cost of Revenues

Cost of revenues for the twelve-month period ended December 31, 2017 were $2,225,000, as compared to $0 for the twelve-month period ended December 31, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

Gross Profit

Gross profit for the twelve-month period ended December 31, 2017 were $1,598,000, as compared to $587,500 for the twelve-month period ended December 31, 2016. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $6,220,000 as compared to $7,516,000 for the year ended December 31, 2016. The decrease is mainly attributable to the decrease in compensation expenses.

Financial Expenses (income), net

Financial Expenses (income), net for the year ended December 31, 2017 were $4,060,000 as compared to $1,728,000 for the year ended December 31, 2016. The increase is mainly attributable to the consolidation of the SPVs by our wholly-owned subsidiary, Bluesphere Pavia and increase in the financing and financing cost that were available for the Company.

Gain from Change in Fair Value of Warrants Liability

Gain from Change in Fair Value of Warrants Liability for the twelve-month period ended December 31, 2017 was $2,039,000, as compared to $1,390,000 for the twelve-month period ended December 31, 2016. The gain is attributable to the decrease in the Fair Value of our Warrants Liability mainly due to the decrease in the price of shares of our Common Stock. The estimated fair value of our outstanding warrants liability was measured using Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. The table bellows explains the changes in the Fair Value of Warrants Liability during the twelve-month period ended December 31, 2017 and 2016.

Warrants Liability
Balance at January 1, 2016	$544
Issuance of warrants	2,839
Changes in fair value	(1,338)
Balance at December 31, 2016	$2,045
Issuance of warrants	647
Changes in fair value	(2,039)
Balance at December 31, 2017	$653

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the twelve-month period ended December 31, 2017 was $8,083,000 as compared to $5,961,000 for the twelve-month period ended December 31, 2016. The increase is attributable to the commencement of the commercial operation of our North Carolina project, which commenced its commercial operations and began providing output to Duke Energy pursuant to a power purchase agreement on November 18, 2016, and commencement of the commercial operation of our Rhode Island project, which commenced its commercial operations and began providing output to National Grid Energy pursuant to a power purchase agreement on June 23, 2017. Until commencement of the commercial operations, we had not recorded our share of net earnings generated by the North Carolina and Rhode Island projects as equity earnings, but rather, had recorded them as deferred revenue in our current liabilities.

Equity Loss in Nonconsolidated Subsidiaries

Equity earnings in Nonconsolidated Subsidiaries for the twelve-month period ended December 31, 2017 was $236,000, as compared to a loss of $444,000, for the twelve-month period ended December 31, 2016. As demonstrated below, our loss is attributable to our share of net losses generated by the SPVs. For more information concerning our Equity in Nonconsolidated Subsidiaries, see Note 5 to our consolidated audited financial statements.

Net Loss

We incurred a net loss of $ 3,908,000 for the year ended December 31, 2017, as compared to a net loss of $1,801,000 for the year ended December 31, 2016. The increase in net loss is mainly attributed to an extinguishment of short term loan amounted $2,106,000 and extinguishment of debenture amounted $1,263,000. The increase was mitigated by an increase in gross profit of $1,010,500.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments and fair value of the acquired assets and liabilities as part of the purchase price allocation because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2017, we had cash of $1,053,000 as compared to $416,000 as of December 31, 2016. As of December 31, 2017, we had a working capital deficit of $16,224,00 as compared to $9,669,000 as of December 31, 2016. The decrease in our working capital deficit is mainly attributable to increase in current maturities of debentures and long-term loans in the amount of $3,692,000, increase other accounts payable in the amount of $. 5,525,000 The decrease in our working capital deficit was mitigated by the decrease in Deferred Revenues from Nonconsolidated Affiliates in the amount of $5,658,000 and increase in cash and cash equivalents in the amount of 637,000.

Net cash used in operating activities was $3,395,000 for the year ended December 31, 2017, as compared to $4,819,000 for the year ended December 31, 2017. The decrease is mainly attributed to an extinguishment of short term loan amounted $2,106,000 and extinguishment of debenture amounted $1,263,000 which appear as an expenses in the P&L is adjusted for cash flow purposes and is mitigated by increase in equity earning in non- consolidated affiliate amounted $2,122,000.

Net cash flows used in investing activities was $2,197,000 for the year ended December 31, 2017, as compared to $60,000 for the year ended December 31, 2016.

Net cash flows provided by financing activities was approximately $6,237,000 for the year ended December 31, 2017 as compared to approximately $3,393,000 for the year ended December 31, 2016. The increase in cash provided by financing activities was due to increase in Proceeds from issuance of shares and warrants due to offerings that we conducted during. We have principally financed our operations through the sale of our Common Stock and short terms loans. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three months ended December 31, 2017. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending June 30, 2018.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended December 31, 2017. Based on that evaluation, our CEO and our CFO concluded that changes occurred in the Company’s internal controls over financial reporting during the twelve-month period ended December 31, 2017 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

CFO Change

On April 5, 2018, the Company reported via Current Report on Form 8-K that Mr. Ran Daniel resigned as Chief Executive Officer effective April 1, 2018 and would continue to provide transitional support services through April 30, 2018. As a correction, a formal resignation as of April 1, 2018 was not tendered by Mr. Daniel. As of April 1, 2018, Mr. Daniel ceased serving as the Company’s Chief Financial Officer, and the agreement between the Company and Mr. Daniel had been to provide transitional support and financial and reporting services through May 31, 2018, not April 30, 2018. However, Mr. Daniel is no longer providing transitional support and financial and reporting services to the Company.

Maturity Date Extensions to the Company’s Outstanding Debentures

This foregoing summarizes transactions previously reported by the Company on Form 8-K filed on December 28, 2015, on Form 8-K filed on March 24, 2017, on Form 8-K/A filed on December 28, 2017, and on Form 8-K/A filed on April 9, 2018.

As reported on Form 8-K/A by the Company on December 28, 2017, on December 23, 2015, the Company completed an offering with six investors (the “2015 Debenture Holders”), thereby issuing $3,000,000 of our two-year 11% Senior Debentures (the “2015 Debentures”) and warrants to purchase up to 61,544 shares of Common Stock, with 50% of such shares exercisable at a price per share of $6.50 and the other 50% of such shares exercisable at price per share of $9.75 (all such warrants, the “2015 Debenture Warrants”). On March 24, 2017, the Company and five of the six 2015 Debenture Holders, representing an aggregate principal balance of $2,000,000, amended the 2015 Debentures to provide that some or all of the principal balance, and accrued but unpaid interest thereon, is convertible into shares of our Common Stock at the 2015 Debenture Holders’ election. The 2015 Debenture Debentures initially matured on December 22, 2017 (the “2015 Debenture Maturity Date”). Between December 22, 2017 and December 28, 2017, the Company and the 2015 Debenture Holders entered into a letter agreement dated December 21, 2017 (the “First 2015 Debenture Letter Agreement”), pursuant to which (a) the Company and the 2015 Debenture Holders extended the 2015 Debenture Maturity Date to April 3, 2018; (a) the Company agreed to pay to the 2015 Debenture Holders, in the aggregate, $150,000, of which $30,000 was paid and $120,000 was payable on or before April 3, 2018; (c) the Company and the 2015 Debenture Holders amended the exercise price of the 2015 Debenture Warrants to $1.60 per share; and (d) the Company issued to the 2015 Debenture Holders five-year warrants to purchase, in the aggregate, up to 224,550 shares of Common Stock at $1.60 per share (the “First New Warrants”).

On April 3, 2018, the Company and the 2015 Debenture Holders entered into a second letter agreement (the “Second 2015 Debenture Letter Agreement”), pursuant to which the Company and the 2015 Debenture Holders agreed to new terms governing repayment of the 2015 Debentures consisting of three new extensions to the 2015 Debenture Maturity Date, whereby the parties agreed to extend the 2015 Debenture Maturity Date to May 7, 2018 (the “Tier 1 Maturity Date”), and any amounts not paid by the Tier 1 Maturity Date will become automatically subject to a 2015 Debenture Maturity Date of June 30, 3018 (the “Tier 2 Maturity Date”), and any amounts not paid by the Tier 2 Maturity Date will become subject to a 2015 Debenture Maturity Date of December 31, 2018 (the “Tier 3 Maturity Date”). On April 3, 2018, five of the six 2015 Debenture Holders and the Company entered into a Third Amendment to Senior Debenture and the remaining 2015 Debenture Holder and the Company entered into a Second Amendment to Senior Debenture, all such amendments being on substantially the same terms (collectively, the “April 2018 Debenture Amendments”), to implement the terms of the Second 2015 Debenture Letter Agreement, as follows: (a) as consideration for the Tier 1 Maturity Date, the Company shall pay to the Holders, on or before the Tier 1 Maturity Date, an aggregate fee of $241,315 consisting of amounts of fees and interest outstanding, plus $30,000 as an extension fee; (b) as consideration for the Tier 2 Maturity Date, if and to the extent applicable, the Company will pay to the 2015 Debenture Holders, on or before the Tier 2 Maturity Date, an extension fee of $30,000; and (c) as consideration for the Tier 3 Maturity Date, if and to the extent applicable: (i) commencing on July 1, 2018, the 2015 Debentures shall accrue aggregate interest at the rate of $2,000 per day; and (ii) the Company shall pay to the 2015 Debenture Holders an aggregate fee, on or before the Tier 3 Maturity Date, equal to $150,000. Interest on the Debenture will continue to accrue at the rate of eleven percent (11%) until repaid and through the Tier 2 Maturity Date. Also on April 3, 2018, in connection with the Second Letter Agreement, the Company issued to the 2015 Debenture Holders five-year warrants to purchase, in the aggregate, up to 227,272 shares of Common Stock at $1.60 per share, in substantially the same form as the First New Warrants.

February and August 2017 Loan Agreement

On February 7, 2017, the Company entered into a 90-day Loan Agreement with Viskoben Limited to borrow $200,000 at a quarterly interest rate of ten percent (10.0%), or thirty percent (30.0%) if calculated annually. On June 27, 2017, the Loan was fully paid by the Company. On August 20, 2017, the Company entered into a 90-day Loan Agreement with Global Smart cards Inc., an affiliated party of Viskoben Limited to borrow $200,000 at a quarterly interest rate of ten percent (10.0%). As of December 31, 2017, this note was not paid and extended through February 20, 2018 in consideration of $7,600. On February 25, 2018, this loan was extended to April 20, 2018 in consideration of $15,000 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers. The officers are appointed by our Board.

Name	Age	Position
Joshua Shoham	66	Chairman of the Board, Class III Director
Shlomo Palas	56	Chief Executive Officer, Class III Director
Yigal Brosh	54	Class II Director
Shimon Erlichman	67	Class I Director
David A. Doctor	67	Class I Director
Roy Amitzur	55	Executive Vice President
Yosef Keret	51	Chief Financial Officer (as of April 1, 2018)
Elad Kerner	50	Executive Vice President

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

Yosef Keret – Chief Financial Officer - Mr. Keret has served as our Chief Financial Officer since April 2018. From August 2015 to October 2017, Mr. Keret served as the Chief Executive Officer and Managing Director of Weebit-Nano Ltd. (ASX:WBT). From October 1996 to October 2015, Mr. Keret served as the Chief Financial Officer of numerous public and private companies, including Eric Cohen Books Ltd. & Burlington English Ltd., Daimler Financial Services Israel Ltd., Pluristem Life Systems Inc. (NASDAQ:PST), M.L.L Software and Computers Industries Ltd. (TASE:MLL), and Top Image Systems Ltd. (NASDAQ:TISA). Mr. Keret commenced his career at Kost Forer Gabbay & Kasierer, registered public accounting firm, a member firm of Ernst & Young International. Mr. Keret has served on the Board of Directors of Wize Pharma Inc. since November 2017 and on the Board of Directors of Weebit-Nano Ltd., since August 2015, and continues to serve in both capacities as a non-executive director. Mr. Keret holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel. Our Board of Directors believes Mr. Keret’s qualifications to serve as our Chief Financial Officer include his extensive chief executive, chief financial executive and board experience, and his expertise in reporting and finance-related activities for international operations.

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

We are not a listed issuer, as such term is defined in Rule 10A-3 of the Exchange Act, and are therefore not subject to director independence standards. However, using the definition of “independent director” from NASDAQ Rule 5605(a)(2), the following directors would be considered independent: Yigal Brosh, Shimon Erlichman and David Doctor.

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

Shimon Erlichman is the Chairman of the Audit Committee and Yigal Brosh is a member. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Board has determined that Yigal Brosh and Shimon Erlichman would each be considered “independent directors” and “Audit Committee financial experts” within the meaning of the NASDAQ and Exchange Act rules.

David Doctor is the Chairman of the Finance Committee, and Yigal Brosh and Shlomo Palas are its members. The Finance Committee is responsible for, among other things, reviewing our investment policy, annual financing plan and financial structure.

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

David Doctor is the Chairman of the Nominations Committee and Shimon Erlichman is its member. The Nominations Committee is responsible for, among other things, establishing and overseeing the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, and any related matters required by federal securities laws. The Board has determined that David Doctor and Shimon Erlichman would be considered “independent directors” within the meaning of the NASDAQ and Exchange Act rules.

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

Item 11. Executive Compensation

Executive Summary Compensation Table for Calendar Years 2016 and 2017

The table below sets forth, for our last two calendar years, the compensation earned by our named executive officers, Shlomo Palas, our Chief Executive Officer, Roy Amitzur and Elad Kerner, our Executive Vice Presidents.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Shlomo Palas (3)	2017	204,000	—	75,675	—	—	—	36,720	316,395
(CEO)	2016	204,000	—	216,386	—	—	—	36,720	457,106

Roy Amitzur	2017	180,000	—	68,845	—	—	—	32,400	281,245
(EVP)	2016	180,000	—	209,543	—	—	—	32,400	421,943

Elad Kerner	2017	246,016		16,658				27,800	290,473
(EVP)	2016	201,627	—	75,650	—	—	—	—	277,277

(1)	For assumptions made in the valuation of stock awards and option awards, see Note 15 to our audited consolidated financial statements.
(2)	All other compensation includes payment by the Company into specified welfare benefit plans and insurance payments.
(3)	Shlomo Palas is also a director of the Company. Mr. Palas receives no compensation as a director.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un- exercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shlomo Palas (1) (CEO)	1,770	—	74.92	04/30/2018	—	—	—	—
Roy Amitzur (2) (EVP)	1,293	—	74.92	04/30/2018	—	—	—	—

(1)	On April 30, 2013, under the 2010 Incentive Plan, Mr. Palas was granted options to purchase 1,770 shares of Common Stock, which vested quarterly over a two-year period. The options are fully vested and exercisable for 5 years from the date of the grant at an exercise price of $74.92 per share.
(2)	On April 30, 2013, under the 2010 Incentive Plan, Mr. Amitzur was granted options to purchase 1,293 shares of Common Stock, which vested quarterly over a two-year period. The options are fully vested and exercisable for 5 years from the date of the grant at an exercise price of $74.92 per share.

Narrative Disclosure to Executive Summary Compensation Table and Outstanding Equity Table

Shlomo Palas

On October 15, 2015, we entered into a service agreement with Mr. Palas to retain him as the Company’s Chief Executive Officer. The service agreement, which was intended to extend the term of a previous service agreement with Mr. Palas, will expire on October 15, 2020, subject to a five-year extension at the option of the Company and Mr. Palas. As Chief Executive Officer, Mr. Palas, among other duties, is responsible for setting our overall corporate direction, including establishing and maintaining budgets and ensuring we have adequate capital for our operations, marketing and general corporate activities. Under the terms of his service agreement, Mr. Palas will receive $204,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting on each one year anniversary of the agreement to purchase 7,308 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Palas will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Palas’ employment may be terminated with or without cause by the Company, subject to the terms of his service agreement. Mr. Palas received $204,000 in annual base compensation in 2016 and 2017. Pursuant to his service agreement, Mr. Palas exercised options to purchase 7,308 shares of Common Stock at an exercise price of $0.01 on December 20, 2016 and on October 20, 2017.

On February 24, 2015 the Company granted 27,692 shares of Common Stock to Mr. Palas under its 2014 Incentive Plan. As of December 31, 2017, all of such shares have been issued to Mr. Palas

Roy Amitzur

On October 15, 2015, we entered into a service agreement with Roy Amitzur and JLS Advanced Investment Holdings Limited (“JLS”), a company owned by Mr. Amitzur, to retain Mr. Amitzur as the Company’s Executive Vice President. On December 29, 2016, we entered into an addendum to Mr. Amitzur’s service agreement, whereby the parties and Renewable Energy Management Services (“RES”), a wholly owned subsidiary of RR Water Projects Ltd., which is owned and controlled by Mr. Amitzur and his wife, agreed that all compensation and equity paid, issued or granted thereunder will be to REM. The service agreement, which was intended to extend the term of a previous service agreement with Mr. Amitzur, will expire on October 14, 2020, subject to a five-year extension at the option of the Company and Mr. Amitzur. As Executive Vice President, Mr. Amitzur, among other duties, is responsible for developing and managing the Company’s projects and sourcing the required capital for such projects. Under the terms of his service agreement, Mr. Amitzur will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting on each one year anniversary of the agreement to purchase up to 6,539 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Amitzur will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Amitzur’s employment may be terminated with or without cause by the Company, subject to the terms of his service agreement. Mr. Amitzur received $180,000 in annual base compensation in 2016 and in 2017. Pursuant to his service agreement, Mr. Amitzur exercised options to purchase 6,539 shares of Common Stock at an exercise price of $0.01 on December 20, 2016 and on October 20, 2017.

On February 24, 2015 the Company granted 26,923 shares of Common Stock to Mr. Palas under its 2014 Incentive Plan. As of December 31, 2017, all such shares and options have been transferred or issued into the name of RES.

Elad Kerner

On January 1, 2016, Eastern Sphere, our wholly-owned subsidiary, entered into an employment agreement with Mr. Elad Kerner to retain him as the Company’s Executive Vice President. The service agreement commenced on April 1, 2016 and will expire on April 1, 2021, subject to a five-year extension at the option of the Company and Mr. Kerner. As Executive Vice President, Mr. Kerner, among other duties, is responsible for developing and implementing the finance strategy of the Company. Under the terms of his service agreement, Mr. Kerner will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting upon execution and again on each one year anniversary of the agreement to purchase 6,539 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Kerner will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. In connection with his business development activity, upon the closing of project acquisitions and/or new projects, Mr. Kerner is entitled to receive defined amounts of shares of Common Stock as incentive compensation and cash bonus amounts determined on a case-by-case basis by our Board (which shall never exceed 3% of a project’s total value). Mr. Kerner’s employment may be terminated with or without cause by the Company, subject to the terms of the service agreement. Mr. Kerner received $246,016 in annual base compensation in 2017. Pursuant to his service agreement, Mr. Kerner purchased 6,539 shares of Common Stock at an exercise price of $0.01 on July 21, 2017.

Director Compensation Table

The table below sets forth, for our fiscal year ended December 31, 2017, the compensation earned by each of our directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Options Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shlomo Palas (4)	—	—	—	—	—	—	—
Joshua Shoham (5)	—	68,853	—	—	—	212,400	281,253
Yigal Brosh (6)	20,000	50,000	—	—	—	—	70,000
Shimon Erlichman (6)	20,000	50,000	—	—	—	—	70,000
Lyron Bentovim (6)(7)	20,000	50,000	—	—	—	—	70,000
David Doctor (6)	20,000	50,000	—	—	—	—	70,000

(1)	Stock awards made pursuant to the Amended and Restated Non-Employee Director Compensation Plan are based on a fixed annual dollar value, with the number of shares issued determined based on the trading price of Common Stock reported on the OTCQB® Venture Marketplace on the last date of the reporting period. For assumptions made in the valuation of all other stock awards and option awards, see Note 15 to our audited consolidated financial statements.
(2)	As of December 31, 2017, the aggregate number of stock awards outstanding was 28,736. As of December 31, 2017, awards of Common Stock are outstanding to each of our directors, as follows: 7,184 shares to each of Mr. Brosh, Mr. Erlichman, Mr. Bentovim and Mr. Doctor.
(3)	As of December 31, 2017, the aggregate number of option awards outstanding was 5,992. As of December 31, 2017, options to purchase shares of Common Stock are outstanding to each of our directors, as follows: to Mr. Palas, options to purchase up to 1,770 shares; and to Mr. Shoham, options to purchase up to 1,556 shares. All such options were granted on April 30, 2012 and expire on April 30, 2018.
(4)	All the compensation received by Mr. Palas was attributable to his role as Chief Executive Officer of the Company.
(5)	Mr. Shoham received $180,000 in consulting fees pursuant to an advisory agreement and payment by the Company of $32,400 into specified welfare benefit plans and required insurance payments
(6)	Reflects fees and stock awards earned pursuant to the Amended and Restated Non-Employee Director Compensation Plan.
(7)	On and effective as of February 20, 2018, Lyron Bentovim resigned from the Company’s Board of Directors. Mr. Bentovim was a member of our Audit Committee and Nominations Committee, and was Chairman of the Finance Committee. Mr. Bentovim resigned because he had a different perspective on the strategic direction of the Company; specifically, he suggested not to pursue fundraising activities that the Company has negotiated. Mr. Bentovim believed such differences would prevent him from serving effectively on the Board of Directors.

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

On October 15, 2015, we entered into an advisory agreement with Joshua Shoham to retain Mr. Shoham as a strategic and business advisor to the Company, in addition to his role as Chairman of the Board. The agreement, which was intended to extend the term of a previous advisory agreement with Mr. Shoham, will expire on October 14, 2020, subject to a five year extension at the option of the Company and Mr. Shoham. Under the terms of his advisory agreement, Mr. Shoham will receive $180,000 in annual base compensation during the first year of the agreement, subject to an annual increase review, as well as stock grants vesting on each one year anniversary of the agreement to purchase up to 6,539 shares of Common Stock for a price of $0.01 and on such other terms as provided in the grants. Mr. Shoham will also be entitled to participate in any bonus, incentive compensation, savings and retirement and insurance plans of the Company. Mr. Shoham’s advisory agreement may be terminated with or without cause by the Company, subject to the terms of such agreement. Mr. Shoham received $180,000 in consulting fees in 2016. On February 24, 2015, the Company granted 26,924 shares of Common Stock to Mr. Shoham under its 2014 Incentive Plan. As of December 31, 2017, all of such shares had been issued to Mr. Shoham. On August 8, 2016, the Board approved specified performance bonuses to Mr. Shoham, as follows: (i) $25,000 payable in connection with the acquisition of the four SPVs by Bluesphere Pavia; (ii) $65,000 payable in connection with the North Carolina project; and (iii) $60,000 payable in connection with the Rhode Island project. All such specified performance bonuses vested immediately, but have not been paid to Mr. Shoham. The Company intends to pay such amounts, only once the cash flows of the specified projects are sufficient to support the payment.  Pursuant to his advisory agreement, Mr. Shoham exercised options to purchase 6,539 shares of Common Stock at an exercise price of $0.01 on December 20, 2016 and on October 20, 2017.

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

Equity Compensation Plan Information

On February 24, 2015, our Board approved and adopted the Global Share and Options Incentive Enhancement Plan (2014) (the “2014 Incentive Plan”), pursuant to which the Company may award shares of Common Stock, options to purchase shares of Common Stock and other equity-based awards to eligible participants. The 2014 Incentive Plan replaced the Company’s Global Share Incentive Plan (2010) (the “2010 Incentive Plan”). All options issued and outstanding under the 2010 Incentive Plan are exercisable within five-years of issuance, at an exercise price of $74.92 per share. All options granted under the 2014 Incentive Plan were terminated by the Board of Directors on November 20, 2016.

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

The 2010 Incentive Plan, 2014 Incentive Plan and 2016 Incentive Plan are collectively referred to as our “Equity Incentive Plans”.

The following table summarizes information as of the close of business on December 31, 2017 concerning our Equity Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	277,387

Equity compensation plans not approved by security holders	5,992	$74.92	—
Total	5,992	$74.92	277,387

(1)

During 2017, the Company issued 68,767 shares of Common Stock to directors pursuant to its Non-Employee Directors Compensation Plan under the 2016 Incentive Plan.

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

The 2016 Incentive Plan relates to the issuance of up to 346,154 shares of Common Stock, of which up to 115,384 shares shall be reserved specifically for the issuance of Incentive Stock Options, subject to adjustment as described below, and shall be effective for ten (10) years, unless earlier terminated. No single participant under the 2016 Incentive Plan may receive more than 25% of all options awarded in a single year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock by: (i) each director, (ii) each of the executive officers of the Company, (iii) all current directors and executive officers as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock. Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of April 16, 2018.

Directors and Named Executive Officers

Title of Class	Directors and Named Executive Officers	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Shlomo Palas (2)	111,428	2.79%
Common Stock	Joshua Shoham (3)	93,303	2.33%
Common Stock	Yigal Brosh	31,001	0.78%
Common Stock	Shimon Erlichman	33,901	0.85%
Common Stock	David A. Doctor	19,779	0.50%
Common Stock	Roy Amitzur (4)	95,989	2.40%
Common Stock	Elad Kerner (5)	42,617	1.07%
Common Stock	Directors and Officers as a Group (7 persons)	428,018	10.56%

Stockholders with 5% Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (1)(2)
Common Stock	Ibex Investors LLC (6)(7) 3200 Cherry Creek South Drive, Suite 670 Denver, Colorado 80209	645,091	15.69%
Common Stock	Auto Transtech Inc. (8) 8155 N. 76th Street Milwaukee, WI 53223	205,128	5.03%
Common Stock	Justin Keener (9) 3960 Howard Hughes Parkway Las Vegas, NV 89169	372,225	9.36%

(1)	Applicable percentages are based on 3,977,755 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.
(2)	The 111,428 shares of Common Stock include (i) 88,658 shares currently owned, (ii) 1,770 shares exercisable pursuant to options awarded under the 2010 Incentive Plan, and (iii) 21,000 shares exercisable pursuant to options awarded under the 2016 Incentive Plan.
(3)	The 93,303 shares of Common Stock include (i) 73,737 shares currently owned, (ii) 1,566 shares exercisable pursuant to options awarded under the 2010 Incentive Plan, and (iii) 18,000 shares exercisable pursuant to options awarded under the 2016 Incentive Plan.
(4)	The 95,989 shares of Common Stock include (i) 75,695 shares currently owned, (ii) 1,294 shares exercisable pursuant to options awarded under the 2010 Incentive Plan, and (iii) 19,000 shares exercisable pursuant to options awarded under the 2016 Incentive Plan.
(5)	The 42,617 shares of Common Stock include (i) 29,617 shares currently owned, and (ii) 13,000 shares exercisable pursuant to options awarded under the 2016 Incentive Plan.
(6)	Ibex Investors LLC (formerly Lazarus Management Company LLC) beneficially owns 645,092 shares of Common Stock as the investment advisor and general partner of Ibex Microcap Fund LLLP (formerly Lazarus Investment Partners LLLP) and Ibex Israel Fund LLLP (formerly Lazarus Israel Opportunities Fund II LLLP). Ibex Microcap Fund LLLP beneficially owns 85,179 shares of Common Stock, consisting of 67,696 shares of Common Stock and 17,483 shares of Common Stock issuable upon the exercise of warrants. Ibex Israel Fund LLLP beneficially owns 559,913 shares of Common Stock, consisting of 442,780 shares of Common Stock and 117,133 shares of Common Stock issuable upon the exercise of warrants.
(7)	Shares beneficially owned by Ibex Investors LLC are aggregated without regard to the “9.99% Blocker”, a provision contained in its warrants, which prevents the Company from effecting a conversion or exercise thereof, to the extent that, as a result of such conversion or exercise, the holder or its affiliates beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion or exercise of such warrants.
(8)	The 205,128 shares of Common Stock consist of 102,564 shares of Common Stock and 102,564 shares of Common Stock issuable upon the exercise of warrants.
(9)	The 372,225 shares of Common Stock consist of Common Stock issuable upon exercise of warrants issued on October 25, 2016, December 20, 2016, February 14, 2017, March 14, 2017, April 13, 2017, May 11, 2017 and June 7, 2017, as reported in the Amendment No. 1 to Schedule 13G filed by Mr. Keener on February 15, 2018.

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Transactions

Since the beginning of the last two fiscal years, there has not been any transaction, and currently there is no proposed transaction, in which we were or are going to be a participant and the amount involved exceeds $120,000, in which any related person had or will have a direct or indirect material interest, except as set forth below. A related person is any person who is a director or executive officer of the Company, a holder of 5% or more of our Common Stock, and any immediate family member of the foregoing.

We are currently party to certain services and employment agreements with our executives and a non-executive member of our Board, which are specifically described under the headings “Narrative Disclosure to Executive Summary Compensation Table” and “Narrative Disclosure to Director Compensation Table” in the “Executive Compensation” section of this report.

Director Independence

Please see Part III, Item 10 under the heading “Corporate Governance” for information about the independence of our directors.

Item 14. Principal Accounting Fees and Services

Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, served as our independent public accountants for the fiscal years ended December 31, 2017 and 2016, for which audited financial statements appear in this Annual Report on Form 10-K.

The following table presents the aggregate fees for professional services rendered by such accountants to us during their respective term as our principal accountants in 2017 and 2016.

	2017	2016
Audit and Audit related Fees (1)	$110,000	$131,000
Tax Fees	5,000	—
Total	$115,000	$131,000

(1)	Includes professional services rendered in connection with the audit of our annual financial statements and the review of our interim financial statements.
(2)	Amounts are in US Dollars.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and 2016 were approximately $110,000 and $121,000, respectively.

Audit-Related Fees

Our principal accountant provided audit related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal years ended December 31, 2017 and December 31 2016. The fees billed by our principal accountant for those services were approximately $10,000 in 2016. There were no such fees filled for the year 2017.

Tax Fees

The aggregate fees billed for professional services rendered by our principle accountant for tax compliance, tax advise and tax planning for the fiscal year ended December 31, 2017 were $5,000. There were no such fees billed for the fiscal year-ended December 31, 2016.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

Item 15. Exhibits and Financial Statement Schedules

No.	Description	Note(s)
3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	1
3.2	Certificate of Amendment No. 2 to our Amended and Restated Certificate of Incorporation.	15
3.2	Amended and Restated Bylaws, dated June 17, 2015.	4
4.1	Form of Common Stock Certificate.	8
10.100	Service Agreement between the Company and Shlomo Palas, dated October 15, 2015.	38	#
10.101	Service Agreement by and among the Company, JLS Advanced Investment Holdings Limited, and Roy Amitzur, dated October 15, 2015.	38	#
10.102	Addendum No. 1 to Service Agreement dated December 29, 2016, between the Company, Mr. Amitzur, JLS Advanced Investment Holdings Limited and Renewable Energy Management Services.	11	#
10.103	Advisory Agreement between the Company and Joshua Shoham, dated October 15, 2015.	38	#
10.104	Services Agreement, dated May 1, 2016, between the Company and Ran Daniel.	7	#
10.105	Service and Consulting Agreement dated May 30, 2013, between the Company and Efim Monsov.	11	#
10.106	Personal Employment Agreement dated January 1, 2016, between Eastern Sphere and Elad Kerner.	11	#
10.107	Services Agreement, effective as of April 1, 2018, between Mr. Yossi Keret and the Company.	33	#
10.200	Form of Subscription Agreement from December 2015 Debenture Offering.	5
10.201	Form of Senior Debenture from December 2015 Debenture Offering.	5
10.202	Form of Warrants from December 2015 Debenture Offering.	5
10.203	Form of Pledge Agreement from December 2015 Debenture Offering.	5
10.204	Form of First Amendment to Senior Debenture.	14

42

10.205	Letter Agreement, dated December 22, 2017, between the Company and the 2015 Debenture Holders.	31
10.206	Form of Debenture Amendments, between the Company and the 2015 Debenture Holders.	31
10.207	Form of Warrant Amendments, between the Company and the 2015 Debenture Holders.	31
10.208	Form of New Warrants issued on December 22, 2017 by the Company to the 2015 Debenture Holders.	31
10.209	Form of Second Letter Agreement, dated April 3, 2018, between the Company and the 2015 Debenture Holders.	34
10.210	Form of April 2018 Debenture Amendments, dated April 3, 2018, between the Company and the 2015 Debenture Holders.	34
10.211	Form of Second New Warrants, issued on April 3, 2018, by the Company to the 2015 Debenture Holders.	34
10.212	Debenture Refinance and Purchase Agreement, dated May 26, 2017.	11
10.213	Form of Pledge Agreement used in connection with the Debenture Refinance.	17
10.214	Form of Convertible Senior Debenture used in connection with the Debenture Refinance.	17
10.215	Form of Warrant used in connection with the Debenture Refinance.	17
10.216	Loan Extension, Additional Investment & Conversion Agreement, dated February 21, 2018, between the Company and JMJ Financial.	32
10.217	Promissory Note #3, dated February 13, 2018, issued by the Company to JMJ Financial.	32
10.218	Form of Securities Purchase Agreement Document SPA-10212016, dated as of October 24, 2016, between the Company and JMJ Financial.	32
10.219	Form of Promissory Note, dated October 25, 2016, between the Company and JMJ Financial.	35
10.220	Form of Common Stock Purchase Warrants issued by the Company to JMJ Financial.	35
10.221	Letter Agreement, dated March 1, 2017, between JMJ Financial and the Company.	12
10.222	Amendment #2 to the Securities Purchase Agreement and to the $1,053,000 Promissory Note, dated March 14, 2017, by and between the Company and JMJ Financial.	13
10.223	Amendment #3 to the Securities Purchase Agreement and to the $1,579,500 Promissory Note, dated April 13, 2017, by and between the Company and JMJ Financial.	16

43

10.224	Amendment #4 to the Securities Purchase Agreement, the $1,579,500 Promissory Note, and the Common Stock Purchase Warrants, dated April 28, 2017, by and between the Company and JMJ Financial.	16
10.225	Amendment #5 to the Securities Purchase Agreement and to the $1,579,500 Promissory Note, dated May 11, 2017, by and between the Company and JMJ Financial.	16
10.226	Amendment #6 to the Securities Purchase Agreement, the $2,106,000 Promissory Note, and the Common Stock Purchase Warrants, dated May 18, 2017, by and between the Company and JMJ Financial.	18
10.227	Amendment #7 to the Securities Purchase Agreement, the $2,106,000 Promissory Note, and the Common Stock Purchase Warrants, dated June 6, 2017, by and between the Company and JMJ Financial.	19
10.228	Amendment #8 to the Securities Purchase Agreement, the $2,106,000 Promissory Note, and the Common Stock Purchase Warrants, dated June 6, 2017, by and between the Company and JMJ Financial.	23
10.229	Amendment #9 to the Securities Purchase Agreement, to the Promissory Note, and to the Common Stock Purchase Warrants, dated September 21, 2017, by and between the Company and JMJ Financial.	28
10.230	Amendment #10 to the Securities Purchase Agreement, to the Promissory Note, and to the Common Stock Purchase Warrants, dated November 14, 2017, by and between the Company and JMJ Financial.	28
10.231	Promissory Note, dated August 20, 2017, issued by the Company to Global Smart Cards Inc.	*
10.232	Appendix to Loan Agreement, dated November 20, 2017, between the Company, Eastern Sphere and Global Smard Cards Inc.	*
10.233	Appendix B to Loan Agreement, dated February 25, 2018, between the Company, Eastern Sphere and Global Smard Cards Inc.	*
10.234	Securities Purchase Agreement, dated November 21, 2017, between the Company and Morningview Financial, LLC.	*
10.235	Convertible Promissory Note, dated November 21, 2017, issued by the Company to Morningview Financial, LLC.	*
10.236	12% Convertible Promissory Note, dated November 22, 2017, issued by the Company to JSJ Investments.	*
10.237	Securities Purchase Agreement, dated December 4, 2017, between the Company and EMA Financial, LLC.	*
10.238	12% Convertible Note, dated December 4, 2017, issued by the Company to EMA Financial, LLC.	*
10.239	Securities Purchase Agreement, dated December 10, 2017, between the Company and Altshuler Sham netz.	*

44

10.240	12% Convertible Note, dated December 10, 2017, between the Company and Altshuler Sham netz.	*
10.241	Securities Purchase Agreement, dated January 3, 2018, between the Company and Crown Bridge Partners, LLC.	*
10.242	Convertible Promissory Note, dated January 3, 2018, issued by the Company to Crown Bridge Partners, LLC.	*
10.243	Common Stock Purchase Warrant, dated January 3, 2018, issued by the Company to Crown Bridge Partners, LLC.	*
10.244	Securities Purchase Agreement, dated January 30, 2018, between the Company and Labrys Fund, LP.	*
10.245	Convertible Promissory Note, dated January 30, 2018, issued by the Company to Labrys Fund, LP.	*
10.300	Share Purchase Agreement relating to the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated June 29, 2017, by and between the Company and Pronto Verde A.G.	20
10.301	Share Purchase Agreement relating to the purchase of 100% of the share capital of ENERGYECO S.r.l., dated June 29, 2017, by and between the Company and Pronto Verde A.G.	20
10.302	Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 12, 2017, between the Company and Pronto Verde A.G.	21
10.303	Biogas Plants’ Ordinary Management Proposal, dated July 14, 2017, between the Company and Società Agricola Burnigaia Società Semplice d/b/a La Fenice (as translated from Italian into English).	22
10.304	Second Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 31, 2017, between the Company and Pronto Verde A.G.	22
10.305	Third Amendment Agreement relating to the Share Purchase Agreement for the purchase of 100% of the share capital of FUTURIS PAPIA S.r.l., dated July 31, 2017, between the Company and Pronto Verde A.G.	24
10.306	Long Term Mezzanine Loan Agreement, dated August 30, 2017, between the Company, Bluesphere Italy S.r.l. and Helios 3 Italy Bio-Gas 2 L.P.	25
10.307	Equity Pledge Agreement, dated August 30, 2017, between the Company and Helios 3 Italy Bio-Gas 2 L.P.	25
10.308	Subordination Agreement, dated August 30, 2017, between the Company, Bluesphere Italy S.r.l. and Helios 3 Italy Bio-Gas 2 L.P.	25
10.309	Guarantee Plant Operation Management Agreement, dated September 4, 2017, between Pronto Verde A.G. and FUTURIS PAPIA S.p.A.	25
10.310	Agreement, dated September 11, 2017, between the Company and Gain Solutions, S.R.O.	26

45

10.311	Letter from the Company to Gain Solutions, S.R.O. concerning an Irrevocable Guaranty of Down Payment, Interest and Penalty Interest, dated September 11, 2017.	26
10.312	Security Agreement, dated September 11, 2017, between the Company and Gain Solutions, S.R.O.	26
10.313	Agreement for the Purchase and Supply of Green Gas 2019, dated September 15, 2017, between Blue Sphere Brabant B.V. and GasTerra B.V. (English - Translation)	27
10.314	Form of Operating and Maintenance Contract for an Anaerobic Digestion Plant Using Biogas to Produce Electric Power between each SPV and Biogaservizi S.r.l. (as translated from Italian into English).	29
10.315	Turnkey Agreement for the Design, Construction and Delivery of a Biogas Plant, dated as of December 4, 2017, between Blue Sphere Brabant B.V. and Anaergia B.V.	30
10.316	Service, Maintenance and Operation Agreement, dated as of December 4, 2017, between Blue Sphere Brabant B.V. and Anaergia B.V.	30
10.317	Performance Guarantee Agreement, dated as of December 4, 2017, between Blue Sphere Brabant B.V. and Anaergia B.V.	30
10.400	2010 Stock Incentive Plan	1
10.401	2014 Stock Incentive Plan	3
10.402	2016 Stock Incentive Plan.	8
10.403	2018 Stock Incentive Plan	*
10.404	Amended and Restated Non-Employee Director Compensation Plan.	11
14.1	Code of Ethics and Anti-Harassment Policy of the Company.	37
21.1	Subsidiaries of Registrant.	23
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
99.1	Charter of the Audit Committee.	36
99.2	Charter of the Finance Committee.	36
99.3	Charter of the Nominations Committee.	36
99.4	Charter of the Compensation Committee.	36
101	The following materials from Blue Sphere Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	*

1	Incorporated by reference to our Amendment to Annual Report on Form 10-K filed with the SEC on March 9, 2011.
2	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
3	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.
4	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
5	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 28, 2015.
6	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2016.
7	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2016.
8	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-213145) filed with the SEC on August 15, 2016.
9	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1/A (File No. 333-213145) filed with the SEC on September 1, 2016.
10	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 13, 2016.
11	Incorporated by reference to our Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on February 2, 2017.
12	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on March 7, 2017.
13	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2017.
14	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 24, 2017.
15	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on March 24, 2017.
16	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017.
17	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2017.
18	Incorporated by reference to our Amendment No. 4 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on May 30, 2017.
19	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-218692) filed with the SEC on June 13, 2017.
20	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2017.
21	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017.
22	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2017.
23	Incorporated by reference to our Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on July 24, 2017.
24	Incorporated by reference to our Amendment to Current Report on Form 8-K/A filed with the SEC on August 4, 2017.
25	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 6, 2017.
26	Incorporated by reference to our Amendment to Current Report on Form 8-K/A filed with the SEC on September 14, 2017.
27	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 19, 2017.
28	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017.
29	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on November 22, 2017.
30	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 11, 2017.
31	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 28, 2017.
32	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 27, 2018.
33	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2018.
34	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on April 9, 2018.
35	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2016.
36	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-215110) filed with the SEC on December 15, 2016.
37	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 29, 2016.
38	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on January 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2018	Blue Sphere Corporation

	By:	/s/ Shlomo Palas
Shlomo Palas
President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shlomo Palas	April 17, 2018
Shlomo Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer) (Principal Accounting Officer and Principal Financial Officer)

By:	/s/ Joshua Shoham	April 17, 2018
Joshua Shoham
Director

By:	/s/ Yigal Brosh	April 17, 2018
Yigal Brosh
Director

By:	/s/ Shimon Erlichman	April 17, 2018
Shimon Erlichman
Director

By:	/s/ David Doctor	April 17, 2018
David Doctor
Director

APPENDIX A - FINANCIAL STATEMENTS

BLUE SPHERE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Blue Sphere Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Sphere Corporation and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ deficiency and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has incurred recurring losses from operations and has stockholders’ deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1c. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

April 17, 2018

We have served as the Company’s auditor since 2010

BLUE SPHERE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2017	December 31, 2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,053	$416
Inventory	1,989	—
Trade account receivables	1,876	—
Related Parties	—	1,408
Other current assets	3,724	81
Total current assets	8,642	1,905

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	17,416	50
INVESTMENTS IN NOCONSOLIDATED AFFILIATES	12,562	10,137

INVESTMENTS IN NONCONSOLIDATED SUBSIDIARIES	—	4,429

OTHER LONG-TERM ASSETS	2,467	—

Total assets	$41,087	$16,521

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Current maturities of Debentures and long-term loans	$6,680	$2,988
Short term loans	4,151	280
Deferred payment due to the acquisition of the SPVs	2,068	—
Accounts payables	4,351	557
Other accounts payable	7,616	2,091
Deferred revenues from nonconsolidated affiliates	—	5,658
Total current liabilities	24,866	11,574

ACCRUED SEVERANCE PAY	18	11

LONG TERM BANK LOANS	13,274	112

LONG TERM LOANS AND LIABILITIES	3,682	5,003

ASSET RETIREMENT OBLIGATION	35	—

WARRANTS LIABILITY	653	2,045

COMMITMENTS AND CONTIGENCIES (Note 13)

TOTAL LIABILITIES	42,528	18,745

STOCKHOLDERS’ DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at December 31, 2017 and 2016. Issued and outstanding: 3,725,980 shares and 2,147,382 shares at December 31, 2017 and December 31, 2016, respectively.	4	2
Treasury shares	(28)	(28)
Accumulated Other Comprehensive Income	(83)	33
Additional paid-in capital	49,067	44,262
Accumulated deficit	(50,401)	(46,493)
Total Stockholders’ Deficit	(1,441)	(2,224)
Total liabilities and Stockholders’ Deficit	$41,087	$16,521

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	Year ended
	December 31, 2017	December 31, 2016
Revenue from sales of electricity	$3,260	$—
Development services	563	588
TOTAL REVENUES	3,823	588

COST OF REVENUES	2,225	—
GROSS PROFIT (LOSS)	1,598	588

OPERATING EXPENSES -
General and administrative expenses	6,220	7,516
Loss from obtaining control in a former non-consolidated subsidiary	2,331	—

OPERATING LOSS	(6,953)	(6,928)

Financial Expense, net	4,060	1,728

Loss from extinguishment of short term loan	2,106	—

Loss from extinguishment of debenture	1,263	—

Gain from Change in Fair Value of Warrants Liability	(2,039)	(1,390)

NET LOSS BEFORE INCOME TAXES	(12,343)	(7,266)

Income Taxes	116	(52)

NET LOSS BEFORE EQUITY INCOME (LOSSES)	(12,227)	(7,318)

Equity income in Non-Consolidated affiliates	8,083	5,961

Equity income (loss) in Non-Consolidated Subsidiaries	236	(444)

NET LOSS	$(3,908)	$(1,801)

Net loss per common share - basic and diluted	$(1.02)	$(0.99)

Weighted average number of common shares outstanding during the period - basic and diluted	3,837,111	1,814,668

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands except share and per share data)

	Year ended
	December 31, 2017	December 31,2016

NET LOSS	$3,908	$1,801
Other comprehensive loss, net of tax:

Currency translation adjustments	116	(33)

TOTAL COMPREHENSIVE LOSS	$4,024	$1,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(Amounts in thousands, except share and per share data )

			Proceeds
			on			Accumulated		Total
			account		Additional	other		Stockholders’
	Common Stock		of	Treasury	paid-in	comprehensive	Accumulated	Equity
	Shares	Amount	shares	Shares	Capital	Income (loss)	deficit	(deficit)

BALANCE AT January 1, 2016	1,388,481	$1	$165	$(28)	$41,068	$—	$(44,692)	$(3,486)

Extinguish of liability upon shares issuance	161,051	*	—	—	1,527	—	—	1,527
Issuance of common stock, net of issuance cost	427,552	1	(20)	—	736	—	—	717
Issuance of shares for services	57,754	*	—	—	745	—	—	745
Issuance of shares with respect to proceeds on account of shares	107,160	*	(145)	—	145	—	—	—
Exercise of warrants	5,385	*	—	—	41		—	41
Comprehensive loss	—	*	—	—	—	33	(1,801)	(1,768)
BALANCE AT DECEMBER 31, 2016	2,147,383	$2	$—	(28)	$44,262	$33	$(46,493)	$(2,224)

Extinguish of liability upon shares issuance	7,406	*	—	—	47	—	—	47
Issuance of common stock, net of issuance cost	1,440,000	2	—	—	4,121	—	—	4,123
Issuance of shares for services	27,598	*	—	—	166	—	—	166
Share based Compensation	103,594	*	—	—	471	—	—	471
Comprehensive loss	—	*	—	—	—	(116)	(3,908)	(4,024)
BALANCE AT DECEMBER 31, 2017	3,725,981	$4	$—	(28)	$49,067	$(83)	$(50,401)	$(1,441)

*	less than $1.

**	Issuance cost during the period were of $377

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Year ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,908)	$(1,801)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payment	471	1,181
Extinguish of liability upon shares issuance	47	—
Loss from extinguishment of debenture	1,263	—
Loss from extinguishment of short term loans	2,106	—
Depreciation	843	17
Capital loss from disposal of property, plant and equipment	—	12
Expenses in respect of Convertible notes and loans	(672)	162
Equity earnings in Nonconsolidated Affiliates	(8,083)	(5,961)
Equity losses (gain) in nonconsolidated subsidiaries	(236)	444
Issuance of shares for services	166	745
Loss from obtaining control in a former non-consolidated subsidiary	2,331	—
Changes in Warrants Liability	(2,039)	(1,338)
Expenses in respect of severance pay	7	11
Changes in operating assets and liabilities:
Decrease in related parties	—	(80)
Increase in inventory	(1,902)	—
Increase in trade accounts receivables	(239)	—
Decrease (increase) in other current assets	1,913	(33)
Decrease in other long-term assets	2,426	—
Increase in accounts payables	1,104	439
Increase in other account payables	1,007	1,383
Net cash used in operating activities	(3,395)	(4,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(281)	(60)
Investment in nonconsolidated subsidiary	(2,972)	—
Consolidation of a former non-consolidated subsidiaries (see note a)	1,056	—
Net cash used in investing activities	(2,197)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	2,743	750
Repayment of short term loans	(1,200)	—
Proceeds from long term loans	1,557	50
Proceeds from exercise of warrants	—	41
Repayment of loans and convertible debentures	(986)	(449)
Proceeds from issuance of shares and warrants, net of issuance cost	4,123	3,001
Net cash provided by financing activities	6,237	3,393

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	645	(1,486)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	(68)	14

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	416	1,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,053	$416

NON-CASH TRANSACTION:
Increase in investments in nonconsolidated affiliates against deferred revenues	$230	$2,133
Extinguish of debt upon shares issuance	$—	$373
Issuance expense paid through Common Stock	$—	$225
Proceeds on account of shares exercised into Common Stock	$—	$229
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$999	$621

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SPHERE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

(a) 2017 Consolidation of Non-Consolidated subsidiaries

1.	On July 1, 2017, the Company consolidated Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l., non-consolidated subsidiaries. The consolidation was recorded by allocating the cost of the acquisitions to the assets consolidated, including other intangible assets, based on their estimated fair values at the consolidation date. Based on the consolidation date valuations, the preliminary purchase price allocations for as the following:

Accounts Receivable	$(1,149)
Prepaid expenses and other current assets	(3,261)
Property, plant and equipment	(15,094)
Other noncurrent assets	(4,382)
Short term loans	3,969
Accounts payable and accrued liabilities	2,787
Bank loans	15,244
Total net assets, net of cash consolidated	(1,886)
Less: Capital loss from obtaining control in a former non-consolidated subsidiary	(2,331)
Add: Investment in non-consolidated Subsidiaries	5,089
Net cash consolidated:	$872

2.	On October 1, 2017, the Company have commenced to consolidate FUTURIS PAPIA S.r.l., a non-consolidated subsidiary. The consolidation was recorded by allocating the cost of the acquisitions to the assets consolidated, including other intangible assets, based on their estimated fair values at the consolidation date. Based on the consolidation date valuations, the preliminary purchase price allocations for as the following:

Accounts Receivable	$(417)
Inventory	(50)
Prepaid expenses and other current assets	(571)
Property, plant and equipment	(2,016)
Goodwill	(304)
Accounts payable and accrued liabilities	536
Asset Retirement Obligation	34
Total net assets, net of cash consolidated	(2,788)

Add: Investment in non-consolidated Subsidiaries	2,972
Net cash consolidated:	$184

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL

a.	General

Blue Sphere Corporation (the “Company”), together with its direct and indirect wholly-owned subsidiaries, Eastern Sphere Ltd. (“Eastern”), BinoSphere LLC (“Binosphere”), Bluesphere Pavia S.r.l (“Bluesphere Pavia”), Bluesphere Italy S.r.l., and Blue Sphere Brabant B.V. (“BSB”), is focused on project integration in the clean energy production and waste to energy markets. The Company was incorporated in the state of Nevada on July 17, 2007 and was originally in the business of developing and promoting automotive internet sites. On February 17, 2010, the Company conducted a reverse merger, name change and forward split of its common stock, par value $0.001 per share (“Common Stock”), and in March 2010 current management took over operations, at which point the Company changed its business focus to become a project integrator in the clean energy production and waste to energy markets. On May 12, 2015, the Company formed Bluesphere Pavia, a subsidiary of Eastern, in order to acquire certain biogas plants located in Italy (see note 5 below). On September 19, 2016, the Company formed BSB in order to commence operations in the Netherlands. On January 31, 2017, the Company dissolved Johnstonsphere LLC, which had no operations since inception. On April 30, 2017, the Company dissolved Sustainable Energy Ltd.

Unless the context otherwise requires, the terms “Bluesphere”, “The Company”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Blue Sphere Corporation and its consolidated subsidiaries.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

b.	Business development during the year

1.	Change in Operator in Blue Sphere Pavia’s facilities and Transfer of North Carolina and Rhode Island Project Agreements

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

NOTE 1 – GENERAL (continued)

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

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

On November 8, 2017, the SPV Facilities entered into an Operating and Maintenance Contract for an Anaerobic Digestion Plant Using Biogas to Produce Electric Power with a new operator, Biogaservizi S.r.l., an Italian company (“Biogaservizi”). Pursuant to the SPV Operating Agreements, Biogaservizi began providing full-service operation, maintenance, and supervision of the SPV Facilities, including the supply of feedstock, effective as of October 1, 2017.

The SPV Operating Agreements are for a term of ten (10) years, and are renewable by the SPVs for one (1) year intervals.

In connection with each SPV Operating Agreement, Biogaservizi must provide, and has provided, to each SPV a first demand guarantee from a leading Italian or EU bank of €400,000 (approximately $463,000), to guarantee its obligations, required payments and potential damages under each SPV Operating Agreement. Biogaservizi may reduce the Guarantee to an amount that is at least twenty-five percent (25%) of initial amount if it fully performs for two (2) years following the effective date. Biogaservizi will receive an annual fee for the operation of each SPV Facility of four hundred and five thousand Euros (€405), plus VAT, which is inclusive of all services to be provided (the “Operator Fee”). Biogaservizi will guarantee specified performance levels at each SPV Facility and if it fails to meet such performance levels as measured in six (6) month reference periods, compensatory penalties will be deducted from the Operator Fee, as determined based on a specified formula. Compensatory penalties shall not exceed, on an annual basis, the Operator Fee.

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

The consolidation was recorded by allocating the cost of the acquisitions to the assets consolidated, including other intangible assets, based on their estimated fair values at the consolidation date. Based on the consolidation date valuations, the preliminary purchase price allocations for as the following:

Cash and cash equivalents	$872
Accounts Receivable	1,149
Prepaid expenses and other current assets	3,261
Property, plant and equipment	15,094
Other noncurrent assets	4,382
Short term loans	(3,969)
Accounts payable and accrued liabilities	(2,787)
Bank loans	(15,244)
Total net assets consolidated:	$2,758

The fair values of property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

2.	The Udine, Italy Acquisition

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Udine SPA”) with PRONTO VERDE A.G. (the “Seller”), relating to the purchase of one hundred percent (100%) of the share capital of FUTURIS PAPIA S.r.l., a limited liability company organized under the laws of Italy (the “Udine SPV”), which owns and operates a 0.995 Kw plant for the production of electricity from vegetal oil located in Udine, Italy. On September 4, 2017, the Company completed the acquisition of the Udine SPV. The total purchase price of the Udine SPV was approximately €2,517 (approximately $2,972), which included the initial purchase price in the amount of €2,358 (approximately $2,784), transaction costs and certain post-closing adjustments based on net financial position, net working capital, and certain net receivables as of the closing date.

Operations of the Udine SPV

In accordance with a Guarantee Plant Operation Management Agreement, dated September 4, 2017 (the “GPOMA”), between Pronto Verde and the Udine SPV, Pronto Verde satisfied its guarantee to procure the services of CC Engineering S.r.l., a limited liability company duly incorporated and existing under the laws of Italy, to perform “all-inclusive” services for the operation and maintenance of the facilities, and ISG Sviluppo SA, a company duly incorporated and existing under the laws of Switzerland, to supply to the vegetal oil necessary for the regular functioning of the Udine SPV. In accordance with the GPOMA, Pronto Verde guaranteed a monthly EBITDA of €91 (approximately $110) from the for the completion of the acquisition. Effective from October 1, 2017, we notified Pronto Verde that the Udine GPOMA was terminated because, in part, (a) Pronto Verde did not successfully engage the designated supplier to supply vegetal oil, and the Company was forced to procure vegetal oil from another supplier at a higher cost; (b) Pronto Verde and its operator did not diligently perform specified tasks under the GPOMA, including a proper inspection and review of the facility and preparation of a takeover plan, and the Company was forced to procure such services from another operator at a higher cost than contemplated by the Udine GPOMA; and (c) due to a number of specified breaches by Pronto Verde to perform under the GPOMA.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

Appling the Equity method of account for this investment

Until October 1, 2017 The Company applied the equity method of accounting for this investment because the GPOMA between the Company and Pronto Verde whereas Pronto Verde operates, maintains and supervises each biogas plants prevents us from exercising a controlling influence over operating policies of the plants. Under this method, our equity investment is reflected as an investment in non-consolidated subsidiaries on our Condensed Balance Sheets and the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. However, since the GPOMA between the Company and Pronto Verde was terminated the Company did not apply the equity method of accounting for those investments from October 1, 2017 and consolidate the assets and liabilities of those investments in its Condensed Consolidated Balance Sheet.

Effective from October 1, 2017, the Company consolidated Futuris Papia S.r.l., a non-consolidated subsidiary. Commencing that date, the Company does not apply the equity method of accounting for the investments in Futuris Papia S.r.l. because the Company operates, maintains and supervises the biogas plant. Furthermore, the Company reigned influence over the operating policies of the plants. The consolidation was recorded by allocating the cost of the acquisitions to the assets consolidated, including other intangible assets, based on their estimated fair values at the consolidation date. Based on the consolidation date valuations, the preliminary purchase price allocations for as the following:

Cash and cash equivalents	$184
Inventory	50
Accounts Receivable	417
Prepaid expenses and other current assets	571
Property, plant and equipment	2,016
Goodwill	304
Accounts payable and accrued liabilities	(536)
Asset Retirement Obligation	(34)
Total net assets consolidated:	$2,972

The fair values of property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

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

3.	The Cantu, Italy Acquisition

On June 29, 2017, the Company entered into a Share Purchase Agreement (the “Cantu SPA”) with the Seller, relating to the purchase of one hundred percent (100%) of the share capital of ENERGYECO S.r.l., a limited liability company organized under the laws of Italy (the “Cantu SPV”), which owns and operates a 0.990 Kw plant for the production of electricity from vegetal oil located in Cantù, Italy. The closing in relation to the Cantu SPV is subject to specified conditions precedent including, but not limited to, consummation of an acquisition of all the minority share capital of the Cantu SPV by the Seller from the minority shareholders of the Cantu SPV, delivery of audited closing financial statements of the Cantu SPV by Seller, and receipt of consent from the lenders and confirmation to accept repayment of certain of Cantu SPV’s Loans. The agreed purchase price of the Cantu SPV is €2,200 (approximately $2,490). The purchase price is subject to post-closing adjustment based on net financial position, net working capital, and certain net receivables, to be calculated on the basis of the Cantu SPV’s final closing audited financial statements. The purchase price will be paid to the Seller at closing, less (a) an amount of one hundred fifty thousand euros (€150) (approximately $179) to be paid on or before July 13, 2017 and held in escrow until closing; (b) €1,010 (approximately $1,145) to repay the balance of two loans payable of the Cantu SPV; (c) a brokerage fee payable by the Seller in the amount of €60 (approximately $68); and (d) €100 (approximately $113) to be held in escrow.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

On November 27, 2017, the Company notified the Seller that the Cantu SPA was terminated because (a) the deadline for consummation of the closing expired and no agreement to extend the deadline was granted by the Company, and (b) none of the specified conditions precedent had materialized. The Company also demanded the repayment of €150 (approximately USD $179) paid to escrow under the SPA, which is reimbursable should the closing not occur due to Seller’s breach or in the event that a condition precedent to closing does not materialize. The Company also reserved its right to unspecified damages incurred as a consequence of documented material representations made in connection with the SPA.

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

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

Pro forma results

The following are unaudited pro forma financial information for the year ended December 31, 2017 and 2016 presents the condensed consolidated and combined statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated and combined statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

	Year Ended
	December 31
	2017	2016
	(Unaudited)	(Unaudited)

Revenues	$8,023	$6,225
Net (loss) income	(4,284)	(1,801)
Net (loss) earnings per common share
Basic and diluted	$(0.76)	$(0.99)

c.	Going concern consideration

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2017, the Company had approximately $1,053 thousand in cash, a negative working capital of approximately $16,424 thousand, a stockholders’ deficiency of approximately $1,182 thousand and an accumulated deficit of approximately $50,146 thousand. Management anticipates their business will require substantial additional investments that have not yet been secured. The Company anticipates that the existing cash will not be sufficient to continue its operations through the next 12 months. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.	Functional currency

The functional currency of the company is U.S dollar. The functional currency of the subsidiaries is also U.S. dollar, except for Blue Sphere Pavia. Accordingly, all monetary assets, liabilities, expenses and equity earnings of the foreign subsidiary are re-measured into U.S. dollars at the exchange rates in effect at the reporting date. The foreign currency translation adjustments are included as a component in the stockholders’ Deficit in the accompanying consolidated balance sheet as a component of accumulated other Comprehensive Loss.

b.	Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

c.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the U.S. dollar.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

d.	Cash equivalents

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

Annual rates of depreciation are as follows:

%
Computers, electronic equipment and software	20-33
Vehicles	15-25
Office furniture and equipment	12-20

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Investment in nonconsolidated affiliates

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

h.	Use of estimates

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

g.	Income taxes

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

k.	Comprehensive loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that under US GAAP are excluded from net income (loss). For the Company, such items consist of translation adjustments.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

l.	Revenues from Sales of electricity

The Company recognizes revenues from Development Fees in accordance with ASC Topic 605-20 Revenue Recognition from Services.

In accordance with ASC Topic 605 “Revenue Recognition”, the Company recognizes revenues from sale of products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

m.	Treasury shares

Treasury shares are held by the Company and presented as a reduction of the Company shareholders’ deficit and carried at their cost to the Company, under treasury shares.

n.	Stock-based compensation

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

o.	Contingencies

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

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

p.	Newly issued accounting pronouncements

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

In September 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The ASU provides significant relief to registrants that are required to include financial statements or financial information of other reporting entities in their SEC filings. Specifically, the SEC staff announced at the July 20, 2017, EITF meeting that it would not object to elections by certain public business entities (PBEs) to use the non-PBE effective dates for the sole purpose of adopting FASB’s new standards on revenue (ASC 606) and leases (ASC 842). The amendment is for all entities effective upon adoption of ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases.

In November 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). This ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. ASU is for public business and effective upon adoption of ASC 606, Revenue from Contracts with Customers.

In December 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ASU 2017-15, Codification Improvements to Topic 995, U.S. Steamship Entities: Elimination of Topic 995. The ASU supersedes Topic 995, U.S. Steamship Entities, as the guidance is no longer applicable. The ASU effective for all entities that have unrecognized deferred taxes related to statutory reserve deposits that were made on or before December 15, 1992. The ASU effective for fiscal years and first interim periods beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 3 - FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,068	$2,068
Warrants Liability	$—	$—	$653	$653
Total liabilities	$500	$—	$2,721	$3,221

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$187	$—	$—	$187
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,685	$2,685
Warrants Liability	$—	$—	$2,045	$2,045
Total liabilities	$187	$—	$4,730	$4,917

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

Deferred payment due to the acquisition of the SPVs
Balance at January 1, 2016	$2,910
Increase due to acquisition of the SPVs	(225)
Balance at December 31, 2016	$2,685
Price adjustments per the Share Purchase Agreement, interest expense and translation adjustments	(617)
Balance at December 31, 2017	$2,068

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

As of December 31, 2017, and 2016, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at January 1, 2016	$544
Issuance of warrants	2,839
Changes in fair value	(1,338)
Balance at December 31, 2016	$2,045
Issuance of warrants	647
Changes in fair value	(2,039)
Balance at December 31, 2017	$653

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 4 – INVESTMENTS IN NONCONSOLIDATED AFFILIATES

Investment in nonconsolidated affiliates consists of the following:

	December 31, 2017		December 31, 2016
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Investment in Concord Energy Partners, LLC	$7,157	25.00%	$5,960	25.00%
Rhode Island Energy Partners LLC	$5,405	22.75%	$4,177	22.75%
Total	$12,562		$10,137

Deferred revenues from nonconsolidated affiliates consist of the following:

	December 31, 2017		December 31, 2016
	Carrying Value (In thousands)	Ownership Percentage	Carrying Value (In thousands)	Ownership Percentage
Deferred revenues from Concord Energy Partners, LLC	$—	25.00%	$—	25.00%
Deferred revenues from Rhode Island Energy Partners LLC	$—	22.75%	$4,177	22.75%
Deferred Revenue from Services from Rhode Island Energy Partners LLC	$—	22.75%	$1,481	22.75%
Total	$—		$5,658

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

On November 18, 2016, The North Carolina Project commenced commercial operations and started to provide its output to Duke Energy pursuant to the Purchase Power Agreement with Duke. The commencement of the commercial operations includes the gradual intake of waste from the Facility’s feedstock suppliers, increasing the parasitic load to the digesters, completing the waste-water-treatment resources and completing all other mechanical features needed for the Facility to operate at full capacity. The Company estimates that construction of the facility will be fully completed by March 31, 2019.

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

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 4 – INVESTMENTS IN NONCONSOLIDATED AFFILIATES (continued)

On January 13, 2017, the Company and Orbit Energy, Inc., a former partner of the Company in both projects entered into an agreement to reduce certain of the Company’s past obligations in consideration of Two Hundred Thousand Dollars ($200) which will be paid in twelve monthly equal installments starting January 27, 2017. Any amount not paid when due will accrue interest at the simple annual rate of eight per cent (8%) from the date due until the date fully paid. As of December 31, 2017, the Company have paid One Hundred and Eighty-Three Thousand Dollars ($183) of the full settlement amount.

On June 18, 2017, The North Carolina Project commenced commercial operations and started to provide its output to National Grid pursuant to the Purchase Power Agreement with National Grid. The Company estimates that construction of the facility will be fully completed by March 31, 2019.

The tables set forth below summarize the combined financial information related to the nonconsolidated affiliates that are accounted for under the equity method as of December 31, 2017, and December 31,2016.

	December 31, 2017
(Dollars in thousands)	Concord	Rhode Island
Assets:
Cash and cash equivalents	$9	$25
Restricted Cash	500	754
Accounts Receivables	14	24
Property, Plant and Equipment, net of accumulated depreciation	30,895	25,307
Total assets	$31,418	$26,110

Liabilities and Membership Interest
Current liabilities	$620	$305
Membership Interest	30,798	25,805
Total liabilities and Membership Interest	$31,418	$26,110

	December 31, 2016
(Dollars in thousands)	Concord	Rhode Island
Assets:
Restricted Cash	$500	$751
Property, Plant and Equipment, net of accumulated depreciation	26,169	19,230
Total assets	$26,669	$19,981

Current liabilities	$652	$142
Membership Interest	26,017	19,839
Total liabilities and Membership Interest	$26,669	$19,981

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

On July 1, 2017 the company consolidated the SPV’s result and does not apply the equity method due to the termination of the Plant EBITDA Agreements (See also Note 1a).

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENTS IN NONCONSOLIDATED SUBSIDAIRIES (continued)

Investment in nonconsolidated subsidiaries included the following activity during the years:

	Year ended December 31,
	2017	2016
Balance at beginning of period	$4,429	$4,993
Investment in nonconsolidated subsidiaries	2,972	—
Equity in losses of nonconsolidated subsidiaries	236	(444)
Consolidation of Non-Consolidated Subsidiaries	(8,061)	—
Translation adjustment and other	(42)	(120)
Balance at end of period	$—	$4,429

The table set forth below summarize the combined financial information related to our nonconsolidated subsidiaries that are accounted for under the equity method as of December 31, 2016.

(Dollars in thousands)	December 31, 2016
Assets:
Current Assets	$2,735
Property, Plant and Equipment, net of accumulated depreciation	16,167
Other Non-Current Assets	7,970
Total assets	$26,872
Liabilities and Shareholder’s Deficit:
Current liabilities	$8,221
Long Term Liabilities	14,282

Total liabilities	22,503

Shareholder’s Equity	4,369

Total Shareholder’s Equity	4,369

Total liabilities and Shareholder’s Equity	$26,872

Year ended December 31, 2016
Net sales	$6,225
Operating Income	1,248
Net Loss	$444

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net, consisted of the following:

	December 31,
	2017	2016

Anaerobic Digestion Facilities	$25,024	$—
Land	688	—
Asset Retirement Obligation	17	5
Vehicle	55	55
Other	322	—

	26,106	60
Less—accumulated depreciation	(8,690)	(10)

	$17,416	$50

Depreciation expenses were $831 and $10 in the years ended December 31, 2017 and 2016, respectively.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 7 – SHORT TERM LOANS

On October 25, 2016, the Company completed a private placement of its securities (the “October Financing”) to an accredited investor. Pursuant to the October Financing, the Company agreed to issue to the Investor shares of Common Stock, notes and warrants, in exchange for up to $1,000 in accordance with the following payment schedule: $500 paid at closing, $250 in guaranteed financing upon the achievement of certain milestones, and up to an additional $250 in financing upon the mutual agreement of the Investor and the Company. On February 14, 2017, the Company received an additional $250 under its private placement of securities closed on October 25, 2016 (the “October Financing”) and issued warrants to purchase up to 25,642 shares of Common Stock at an exercise price equal to the lesser of (i) 80% of the per share price of Common Stock in a public offering of up to $15 million of its securities (the “Public Offering”), (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing.

On March 14, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of Common Stock, notes and warrants, in exchange for up to $1,500 (an increase of $500). On the same date, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of Common Stock at an exercise price equal to the lesser of (i) 80% of the per share price of Common Stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 13, 2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of Common Stock at an exercise price equal to the lesser of (i) 80% of the per share price of Common Stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On April 28, 2017, the Company extended the maturity date from the earlier of May 1, 2017 or the third business day after the closing of a public offering to the earlier of May 19, 2017 or the third business day after the closing of a public offering. On May 10, 2017, the Company amended the terms of the October Financing, thereby agreeing to issue to the investor shares of Common Stock, notes and warrants, in exchange for up to $2,000 (an increase of $500). On May 11,2017 the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of Common Stock at an exercise price equal to the lesser of (i) 80% of the per share price of Common Stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing. On June 7, 2017, the Company received an additional $250 and issued warrants to purchase up to 25,642 shares of Common Stock at an exercise price equal to the lesser of (i) 80% of the per share price of Common Stock in the Public Offering, (ii) $9.75 per share (the deemed aggregate exercise price), (iii) 80% of the unit price offering price in the Public Offering, or (iv) the exercise price of any warrants issued in the Public Offering, pursuant to the amendment of the October Financing.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 7 – SHORT TERM LOANS (continued)

On June 29, 2017, the Company extended the maturity date from the earlier of July 25, 2017 or the third business day after the closing of a public offering to the earlier of July 25, 2017 or the third business day after the closing of a public offering. On June 30, 2017, the Company repaid $1,000 of the outstanding balance of the October 2016 Note. On September 21, 2017, the Company extended the maturity date from the earlier of July 25, 2017 or the third business day after the closing of a public offering to the earlier of October 6, 2017 or the third business day after the closing of a public offering. On November 14, 2017, the Company extended the maturity date from the earlier of October 6, 2017 or the third business day after the closing of a public offering to the earlier of November 22, 2017 or the third business day after the closing of a public offering.

The balance as of December 31, 2017, represents promissory notes in the amount of $1,106, reserve for restricted origination shares of $500 and accrual for loss from extinguishment of short term loan of $2,106.

On August 20, 2017, the Company entered into a 90-day Loan Agreement with a private investor to borrow $200 at a quarterly interest rate of ten percent (10.0%). As of December 31, 2017, this note was not paid and extended through February 20, 2018 in consideration of $7.

On November 7, 2017, the Company issued convertible promissory note to two investors for $228, in the aggregate, which are convertible into shares of Common Stock beginning on April 28, 2018 and ending on the date such Notes have been repaid in full. The convertible notes bear interest at a rate of 12% per annum, mature on August 10, 2018 and become payable on maturity. All principal and any accrued but unpaid interest due under the convertible Notes will become convertible into shares of Common Stock on April 28, 2018 and until the later of maturity or, in the case of a default, full repayment of the convertible note and all default interest due. The convertible notes will be convertible at a price that is sixty-five percent (65%) of the market price as defined in those notes.

On November 17, 2017, the Company issued convertible promissory note to an investor for $165, in the aggregate, which are convertible into shares of Common Stock beginning on May 17, 2018 and ending on the date such note has been repaid in full. The convertible notes bear interest at a rate of 5% per annum, mature on November 16, 2018 and become payable on maturity. All principal and any accrued but unpaid interest due under the convertible Notes will become convertible into shares of Common Stock on May 17, 2018 and until the later of maturity or, in the case of a default, full repayment of the convertible note and all default interest due. The convertible notes will be convertible at the minimum price between $1.8 per share or a price that is sixty-five percent (65%) of the market price as defined in that note.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Amounts in thousands, except share and per share data)

NOTE 7 – SHORT TERM LOANS (continued)

On November 22, 2017, the Company issued convertible promissory note to an investor for $75 which is convertible into shares of Common Stock beginning on May 21, 2018 and ending on the date such note has been repaid in full. The convertible notes bear interest at a rate of 5% per annum, mature on November 21, 2018 and become payable on maturity. All principal and any accrued but unpaid interest due under the convertible Notes will become convertible into shares of Common Stock on May 21, 2018 and until the later of maturity or, in the case of a default, full repayment of the convertible note and all default interest due. The convertible notes will be convertible at a price that is sixty-five percent (65%) of the market price as defined in that note.

On December 10, 2017, the Company issued convertible promissory note to an investor for $213 which is convertible into shares of Common Stock beginning on June 9, 2018 and ending on the date such note has been repaid in full. The convertible notes bear interest at a rate of 12% per annum, mature on December 9, 2018 and become payable on maturity. All principal and any accrued but unpaid interest due under the convertible Note will become convertible into shares of Common Stock on June 9, 2018 and until the later of maturity or, in the case of a default, full repayment of the convertible note and all default interest due. The convertible notes will be convertible at a price that is sixty-five percent (65%) of the market price as defined in that note.

On December 16, 2017, the Company issued convertible promissory note to an investor for $125 which is convertible into shares of Common Stock beginning on June 15, 2018 and ending on the date such note has been repaid in full. The convertible notes bear interest at a rate of 12% per annum, mature on December 9, 2018 and become payable on maturity. All principal and any accrued but unpaid interest due under the convertible Note will become convertible into shares of Common Stock on June 15, 2018 and until the later of maturity or, in the case of a default, full repayment of the convertible note and all default interest due. The convertible notes will be convertible at a price that is sixty-five percent (65%) of the market price as defined in that note.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 8 – LONG TERM LOANS AND DEBENTURES

Long-term loans and liabilities consisted of the following:

	Weighted average interest rate as of December 31, 2017	Maturity	December 31, 2017	December 31, 2016
	%
Debentures (1)			3,750	2,658
financing agreements between the SPVs, Banca IMI S.p.A. and Intesa San Paolo S.p.A. (2)	7.05%	2026	15,250	2,685
Various loans	1.8-6.2%	2020	144	153
Loan from Helios (3)	14.5%		4,492	2,607
Total loans			23,636	8,103

Less: current maturities (4)			(6,680)	(2,988)

Total long-term debt			$16,956	$5,115

(1)	Beginning in November 2015, the Company conducted an offering of up to $3,000 of the Company’s Senior Debentures and warrants to purchase up to 8,000,000 shares of Common Stock, in proportion pro rata to each Subscriber’s subscription amount relative to the total offering amount, with 50% of the Debenture Offering Warrants exercisable at a price per share of $0.05 and the other 50% of the Debenture Offering Warrants exercisable at price per share of $0.075. The Debenture Offering Securities were offered pursuant to subscription agreements with each investor (the “Debenture Offering Subscription Agreement”). Pursuant to the Debenture Offering Subscription Agreements, the investors in the Debenture Offering shall have the right to collectively designate one observer or member to the Company’s Board of Directors. On December 23, 2015, the Company completed the Debenture Offering and entered into Debenture Offering Subscription Agreements with investors representing aggregate gross proceeds to the Company of $3,000.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 8 – LONG TERM LOANS AND DEBENTURES (continued)

On March 24, 2017, the Company and five of the six holders of the Debentures, representing an aggregate principal balance of $2,000, entered into a First Amendment to Senior Debenture (the “Debenture Amendment”), thereby amending the Debentures to provide that some or all of the principal balance, and accrued but unpaid interest thereon, is convertible into shares of Common Stock at the holders’ election, with such right to convert beginning on the six (6) month anniversary of the Debenture Amendment and ending ten (10) days prior to the date the Debenture matures. The conversion price shall be (a) equal to 80% of the average reported closing price of Common Stock on The NASDAQ Capital Market, calculated using the five (5) trading days immediately following the up-list to The NASDAQ Capital Market, or (b) if the up-list has not occurred, equal to 80% of the average reported closing price of Common Stock on the OTCQB Venture Marketplace, calculated using the five (5) trading days immediately preceding the date of the conversion notice.

On December 22, 2017, the Company and the Holders of the Debentures (“Holders”) entered into a letter agreement, pursuant to which the Holders agreed to extend the Original Maturity Date to April 3, 2018, and the Company agreed to (a) pay to the Holders an additional five percent (5%) interest payment on the principal balance of their Debentures totaling, in the aggregate to $150, of which $30 was paid on December 22, 2017 and the remaining $120 will be paid on April 3, 2018; (b) amend the Warrants to so that the exercise price of each is equal to $1.60 per share, which is the closing price of the Common Stock on the OTCQB Venture Marketplace; and (c) issue to the Holders, pro rata based on their respective investments in the Debentures, five-year warrants to purchase, in the aggregate, up to 224,550 shares of Common Stock at the New Exercise Price.

During the year ended December 31, 2017, the Company recorded Loss from extinguishment of debenture in the amount of $1,017 and amortization expenses in the amount of $342 in respect of the discounts recorded on the debentures. During the year ended December 31, 2016, the Company recorded amortization expenses in the amounts of $298, in respect of the discounts recorded on the debentures.

(2)	Represents the remaining balance of certain financing agreements between the SPVs, Banca IMI S.p.A. and Intesa San Paolo S.p.A. dated February 25, 2013. As of December 31, 2017, €12,812 (approximately $15,345), was outstanding under those Financing Agreement. Those Financing Agreements are secured by the assets of the SPVs.

The required annual principal payments of long-term bank loans as of December 31, 2017, starting with the year 2019, are as follows:

December 31,
2017

2019	$1,409
2020	1,429
2021	1,419
2022	1,451
2023 and thereafter	8,390

$14,098

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 8 – LONG TERM LOANS AND DEBENTURES (continued)

(3)	In 2015, the Company entered into a Long Term Mezzanine Loan Agreement (the “First Helios Loan”) with Helios Italy Bio-Gas 1 L.P. (“Helios”) to finance the acquisition of the SPVs. Under the Helios Loan Agreement, the Company borrowed €2,900 ($3,149) at annual interest rate of fourteen and one-half percent (14.5%), paid quarterly. Helios is also entitled to an annual operation fee of one and one-half percent (1.5%), paid quarterly. The final payment of the loan will become due no later than the earlier of (a) thirteen and one half years from the date such loan was made available to the Company, and (b) the date that the Feed in Tariff license granted to the relevant SVP expires. Pursuant to the Helios Loan Agreement, the Company pledged all its shares in Eastern and Bluesphere Pavia to secure the outstanding balance under the Helios Loan Agreement. As of December 31, 2017, the balance of the First Helios Loan was $2,805.

On August 30, 2017, the Company entered into a Long Term Mezzanine Loan Agreement (the “Second Helios Loan Agreement”) with Helios 3 Italy Bio-Gas 2 L.P. (“Helios 2”), pursuant to which Helios 2 agreed to provide a mezzanine loan facility (the “Second Helios Loan”) of up to €1,600 (approximately $1,912) to finance (a) a portion of the total purchase price of the Udine SPV, (b) certain broker fees incurred in connection with the acquisition of the Udine SPV, and (c) taxes associated with registration of a pledge agreement. The Company’s liabilities and obligations under the Second Helios Loan Agreement are secured by a pledge of all of the Company’s shares of Blue Sphere Italy. In addition, any loan granted to Blue Sphere Italy by the Company shall rank subordinate to the Second Helios Loan. The Second Helios Loan accrues interest at a rate of fourteen and one-half percent (14.5%) per annum, paid quarterly, beginning six (6) months following the closing of the Second Helios Loan. In addition, Helios 3 is entitled to an annual operation fee, paid quarterly in the amount of one-half percent (1.5%) per annum of the outstanding balance of the Loan. The final payment for the Second Helios Loan will become due no later than the earlier of (i) seven (7) years from the date the funds were made available to Blue Sphere Italy or (ii) the date of expiration of certain licenses granted to the Udine SPV. The Second Helios Loan may not be prepaid by the Company, but after payment by the Company of eight (8) quarterly payments, Helios 3 is entitled to demand repayment of the amount of the Second Helios Loan outstanding, provided that the amount shall not exceed the maximum distributable proceeds of the Udine SPV, by providing notice at least twenty-one (21) days prior to such demand. At such time the Company shall be entitled to refinance and prepay the entire amount outstanding under the Second Helios Loan, including the expected interest and operation fee due for the remaining period of the Second Helios Loan, less fifteen percent (15%) of the aggregate sum of such amounts. If the Company intends to refinance the Second Helios Loan, Helios shall have a right of first refusal to make a loan on the same terms. As of December 31, 2017, the balance of the Second Helios Loan was $1,686.

(4)	Current Maturities of Long Term Loans consisted of the following:

	Interest rate as of December 31, 2017	December 31, 2017	December 31, 2016
Debentures		3,749	2,658
Current Maturities portion of Loan from Helios	14.5%	810	289
Current Maturities Long Term Loan from Banks	1.8-7.1%	2,121	41
Total Current Maturities of Debentures and Long Term Loans		$6,680	$2,988

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Amounts in thousands, except share and per share data)

NOTE 9 – DEFERRED PAYMENT DUE TO THE ACQUISITION OF THE SPVS

Deferred payment due to the acquisition of the SPVs consisted of the following:

	Interest rate as of December 31, 2017	December 31, 2017	December 31, 2016
Deferred payment due to the acquisition of the SPVs	2%	$2,068	$2,685

Represents the remaining balance of fifty percent (50%) of the Purchase Price that is due to the Sellers on the third anniversary of the closing date. This amount will be adjusted to the variation of EBITDA as described above and is promised by a note to each Seller, to be paid on the third anniversary of the closing, along with interest on the unpaid balance due at an annual rate of two percent (2%). The fair value measurement of the fair market value of the remaining balance is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions in measuring fair value. The Company estimated the fair value of the remaining balance using the discounted cash flow model. Key assumptions include the level and timing of the expected future payment and discount rate consistent with the level of risk and economy in general. The balance of the Deferred payment due to the acquisition of the SPVs is included in short term liabilities in the consolidated Balance Sheets and the change in fair value of remaining balance is included in interest expenses in the consolidated statements of income.

NOTE 10 – ACCRUED SEVERANCE PAY

The Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following principal plans relate to the Company’s employees in Israel: Severance pay liability with respect to Israeli employees’ is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. The Company records an expense for the increase in its severance liability, net of earnings (losses) from the related severance pay fund. The liability is presented on the undiscounted basis as a long-term liability. Severance pay expenses were $20 thousand and $24 thousand for the years ended December 31, 2017 and 2016, respectively. The Company’s liability for its Israeli employees is covered for by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes profits (or loss) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Amounts in thousands, except share and per share data)

NOTE 11– WARRANTS LIABILITY

At each balance sheet date, the Company had the following warrants to purchase Common Stock outstanding:

		Warrants outstanding as of December 31, 2017	Fair value of Warrants Liabilities as of December 31, 2017 (in thousands)	Warrants outstanding as of December 31, 2016	Fair value of Warrants Liabilities as of December 31, 2016 (in thousands)
May 1, 2014 Warrants ($13 per share)		11,539	$—	11,539	$28
November 2015 Warrants ($1.7 per share)	(1)	30,772	30	30,772	155
November 2015 Warrants ($1.7 per share)	(1)	30,772	30	30,772	128
November 2015 Warrants ($8.94 per share)	(1)	34,462	11	34,462	150
February 3, 2016 Warrants ($7.80 per share)	(2)	11,540	1	11,540	42
February 2016 Offering ($13 per share)	(3)	134,617	31	134,617	485
February 2016 Offering ($7.87 per share)	(3)	21,540	8	21,540	101
February 2016 Offering ($14.30 per share)	(3)	10,770	2	10,770	36
July 2016 Offering ($14.30 per share)	(4)	140,515	38	140,515	512
July 2016 Offering ($15.73 per share)	(4)	7,140	2	7,140	25
July 2016 Offering ($10.73 per share)	(4)	7,140	2	7,140	30
October 2016 Offering ($9.75 per share)	(5)	205,135	235	76,925	353
June 2017 Offering ($3.00 per share)		1,440,000	—	—	—
October 2016 Offering ($1.7 per share)	(1)	224,550	263	—	—
Total		2,310,492	$653	517,732	$2,045
Average date to maturity (in years)		4.24		4.25
Average exercise price		$4.27		$11.72

(1)	Pursuant to the November 2015 Offering, the Company sold warrants to purchase up to 30,772 shares of Common Stock at an exercise price per share of $6.5 and warrants to purchase up to 30,772 shares of Common Stock at an exercise price per share of $9.75. The Warrants are exercisable until December 22, 2020 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $209 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

In addition, the Company also agreed to issue to the Holders, pro rata based on their respective investments in the Debentures, five-year warrants to purchase, in the aggregate, up to 224,550 shares of Common Stock at exercise price of $1.6 per share. The Warrants are exercisable until December 22, 2022 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $217 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	2.26%
Expected term (years)	5
Volatility	81%

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Amounts in thousands, except share and per share data)

NOTE 11 – WARRANTS LIABILITY (continued)

The Company engaged Maxim Group LLC (“Maxim”) to assist in the Debenture Offering. Pursuant to the terms of the engagement Maxim received warrants to purchase 34,462 shares of Common Stock at an exercise price of $8.94 per share. The Warrants are exercisable until December 22, 2020 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $117 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.74%
Expected term (years)	5
Volatility	202%

(2)	On February 3, 2016, the Company issued warrants to purchase up to 11,540 shares of Common Stock of the Company at an exercise price of $7.80 per share, in full satisfaction of certain obligations of the Company. The Warrants are exercisable until February 2, 2019 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $87 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.20%
Expected term (years)	3
Volatility	203%

(3)	Pursuant to the February 2016 Offering, the Company sold warrants to purchase up to 134,617 shares of Common Stock at an exercise price per share of $13.00. The Warrants are exercisable until February 14, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $847 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 11 – WARRANTS LIABILITY (continued)

The Company engaged Maxim Group LLC to assist in the February 2016 Offering. Pursuant to the terms of the engagement Maxim received warrants to purchase 21,540shares of Common Stock at an exercise price of $7.87 per share and warrants to purchase 10,770 shares of Common Stock at an exercise price of $14.30 per share. The Warrants are exercisable until February 14, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $204 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.20%
Expected term (years)	5
Volatility	203%

(4)	Pursuant to the July 2016 Offering, the Company sold warrants to purchase up to 140,515 shares of Common Stock at an exercise price per share of $14.30. The Warrants are exercisable until July 25, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $1,140 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

The Company engaged Maxim Group LLC to assist in the July 2016 Offering. Pursuant to the terms of the engagement Maxim received warrants to purchase 7,140 shares of Common Stock at an exercise price of $10.73 per share and warrants to purchase 7,140 shares of Common Stock at an exercise price of $15.73 per share. The Warrants are exercisable until July 25, 2021 and were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $117 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0
Risk-free interest rate	1.00%
Expected term (years)	5
Volatility	147%

(5)	Pursuant to the October 2016 Offering, the Company sold warrants to purchase up to 76,925 shares of Common Stock at an exercise price per share of $9.75. 51,283 Warrants are exercisable until October 24, 2021 and the balance are exercisable until December 19, 2021. The warrants were accounted for as derivative liabilities. The Company has estimated the fair value of such warrants at a value of $504 at the date of issuances using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	1.75-2.04%
Expected term (years)	5
Volatility	77-89%

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company is a party to certain services and employment agreements with the Company’s executives and some non-executive members of the Company’s Board of Directors.

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

In July 2015, in order to finance a portion of the funds necessary to complete the acquisitions of the SPVs by Bluesphere Pavia, we conducted a private placement of up to $250 of our Common Stock at $2.29 per share to certain accredited investors. On December 2, 2015, we closed on the July Offering, resulting in gross proceeds to the Company of $225 and agreed to issue 166,068 shares of our Common Stock at $1.35 per share, pursuant to certain subscription agreements. All investors in the July Offering were accredited investors and independent of the Company, but were part of a group led by a former member of our Board, Itai Haboucha. Mr. Haboucha did not receive any shares of Common Stock, was not paid any commissions and received no other compensation in connection with the July Offering. On June 2, 2016 the Company issued 107,160 shares of Common Stock in consideration of $146. On December 14, 2016 the Company issued 58,908 shares of Common Stock in consideration of $84.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 13 – CONTINGENT AND COMMITMENTS

From time to time the Company may be a party to commercial and litigation matters involving claims against the Company. None of the Company’s directors, officers, nonconsolidated affiliates, or any owner of record or beneficially of more than five percent of the Company’s Common Stock, is involved in a material proceeding adverse to the Company and its subsidiaries or has a material interest adverse to the Company or its subsidiaries. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no current matters that would have a material effect on the Company’s financial position or results of operations and no contingent liabilities requiring accrual as of December 31, 2017.

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

NOTE 13 – CONTINGENT AND COMMITMENTS (continued)

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

NOTE 13 – CONTINGENT AND COMMITMENTS (continued)

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

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

 NOTE 14 – COMMON SHARES

Common Stock Reserved for Future Issuance

The Company had shares of Common Stock reserved for issuance as follows:

	Year ended December 31,
	2017	2016
Outstanding warrants to purchase common stock	2,310,493	517,732
Outstanding Options to purchase common stock	5,991	5,992
Unvested Common Stock under the 2014 Incentive Plan	—	7,406
Common Stock reserved under the 2016 Incentive Plan	162,003	230,769
Option to purchase Common Stock reserved under the 2016 Incentive Plan	115,384	115,385
Common Stock reserved under the October 2016 Offering	1,153,736	438,461
Convertible 2015 Debentures	1,631,854	—
Common Stock reserved under the 2016 Incentive Plan	375,819	—
Total shares reserved for issuance	5,755,280	1,315,745

Reverse Split

On March 24, 2017, the Company completed a reverse stock split of Common Stock. As a result of the reverse stock split, the following changes have occurred (i) every one hundred and thirty shares of Common Stock have been combined into one share of Common Stock; (ii) the number of shares of Common Stock underlying each Common Stock option or Common Stock warrant have been proportionately decreased on a 130-for-1 basis, and the exercise price of each such outstanding stock option and warrant has been proportionately increased on a 130-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 130-for-1 reverse stock split.

Issuances

On January 26, 2016, the Company issued 7,692 shares of Common Stock, pursuant to a subscription agreement dated June 12, 2015.

On February 1, 2016, the Company issued 4,153 shares Common Stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $108.

In February 2016, the Company conducted an offering (the “February 2016 Offering”) consisting of (a) up to $1,925 of the Company’s shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace, on the trading day prior to the closing of the February Offering, and (b) 5-year warrants to purchase shares of Common Stock in an amount equal to 50% of the number of shares of Common Stock so purchased by the. The Securities have been offered pursuant to subscription agreements with each investor. In addition to other customary provisions, each Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the February Offering, including all shares of Common Stock underlying the February Warrants, within 60 days of the closing of the February Offering. The February Warrants are exercisable for 5 years from the date of issuance at $13.00 per share, include an option by which the holder may exercise the Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On February 15, 2016, the Company completed the only closing of the February Offering, representing aggregate gross proceeds to the Company of $1,925. In connection with the closing, the Company and subscribers entered into (a) February Subscription Agreements for, in the aggregate, 269,231 shares of Common Stock at $7.15 per share, and (b) February Warrants to purchase, in the aggregate, up to 134,617 shares of Common Stock at an exercise price of $13.00 per share.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

 NOTE 14 – COMMON SHARES (continued)

The Company engaged Maxim to assist in the February 2016 Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, Maxim received commissions equal to 7% of the gross proceeds raised by Maxim in the February Offering, warrants to purchase, in the aggregate, up to 21,540 shares of Common Stock at an exercise price of $7.87 per share and to purchase, in the aggregate, up to 10,770 shares of Common Stock at an exercise price of $14.30 per share.

On March 15, 2016, the Company issued 654 shares of Common Stock to a consultant in respect of his consulting services for the Company. The Company has estimated the fair value of such shares, and recorded an expense of $5,685.

On April 13, 2016, the Company issued 7,692 shares of Common Stock to a consultant in consideration for corporate finance, investor communications and financial and investor public relations services. The Company has estimated the fair value of such shares, and recorded an expense of $73 in second fiscal quarter of 2016 and $10 in first fiscal quarter of 2016. On June 13, 2016 and per the consulting agreement the Company issued an additional 7,692 shares of Common Stock as a service bonus since the agreement was not terminated prior to June 9, 2016. The Company has estimated the fair value of such shares, and recorded an expense of $89.

On April 13, 2016, the Company issued an aggregate of 6,731 shares of Common Stock to a consultant, pursuant to consulting agreements dated September 1, 2015 and March 1, 2016, in consideration for investor relations and communications services. The Company has estimated the fair value of such shares, and recorded an expense of $42.

On May 18, 2016, a 1.5-year warrant to purchase shares of Common Stock, dated May 4, 2015, was exercised into 5,385 shares of Common Stock at an exercise price of $7.54 per share, for total consideration of $41.

On June 2, 2016, the Company issued 107,160 shares of the Company’s Common Stock in consideration of $146 pursuant to the July 2015 Offering Subscription Agreements.

On June 13, 2016, the Company issued 54,642 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014). The Company has estimated and recorded the fair value of such shares as an expense of $632 which was recorded through 2015 and the 2016.

On June 26, 2016, the Company issued 3,846 shares of Common Stock in order to complete its obligations under the Share Purchase Agreement from 2015.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

On July 14, 2016, the Company cancelled 654 shares of Common Stock that were issued in error.

In June and July 2016, The Company conducted an offering (the “June 2016 Offering”) consisting of (a) up to $3,000 of shares of Common Stock, priced at the closing price for shares of Common Stock, as reported on the OTCQB Venture Marketplace on the trading day prior to each respective closing of the June Offering, and (b) five-year warrants (the “June Warrants”, together with the shares of Common Stock subscribed for, the “June Securities”) to purchase shares of Common Stock in an amount equal to one hundred percent (100%) of the number of shares of Common Stock so purchased by the subscriber, with an exercise price equal to the per share price of the Common Stock or $14.30 per share, whichever is greater. The June Securities were offered pursuant to subscription agreements with each subscriber (the “June Subscription Agreement”). In addition to other customary provisions, each June Subscription Agreement provides that the Company will use its reasonable commercial efforts to register all shares of Common Stock sold in the June Offering, including all shares of Common Stock underlying the June Warrants, within twenty (20) days of the final closing of the June Offering. Each June Subscription Agreement also provides that if, during the period beginning on the date of the first closing of the June Offering and ending on the six month anniversary thereof, the Company completes (a) a subsequent closing of the June Offering or (b) a public or private offering and sale of $1,000 or more of Common Stock or warrants to purchase Common Stock, where such subsequent closing or offering, as applicable, provides for material deal terms and conditions more favorable than are contained in such June Subscription Agreement, then the June Subscription Agreement will be deemed modified to provide the applicable subscriber with the more favorable deal terms and conditions, and the Company will take all reasonable steps necessary to amend the June Securities and/or issue new securities to the applicable subscriber reflecting such more favorable material deal terms and conditions (the “June MFN Rights”). The June Warrants are exercisable for five years from the date of issuance, include an option by which the holder may exercise the June Warrant by means of a cashless exercise, and include customary weighted-average price adjustment and anti-dilution terms. On July 26, 2016, the Company completed closings of the June Offering, both such closings representing aggregate gross proceeds to the Company of $1,370. In connection with both closings, the Company and subscribers entered into (a) June Subscription Agreements for 140,515 shares of Common Stock at $9.75 per share, and (b) June Warrants to purchase up to 140,515 shares of Common Stock at an exercise price of $14.30 per share. The subscriber in the July 7, 2016 closing received an adjustment to its June Securities pursuant to its June MFN Rights. The warrants were accounted for as derivative liabilities.

The Company engaged Maxim to assist in the June Offering. Pursuant to the terms of an engagement letter between Maxim and the Company, in connection with both closings, Maxim received commissions equal to 4.44% of the gross proceeds raised, warrants to purchase up to 7,140 shares of Common Stock at an exercise price of $10.73 per share, and warrants to purchase up to 7,140 shares of Common Stock at an exercise price of $15.73 per share.

On August 7, 2016, the Company issued 1,100 shares of Common Stock, in consideration for past capital advisory services rendered to the Company. The Company has estimated the fair value of such shares, and recorded an expense of $11.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

 NOTE 14 – COMMON SHARES (continued)

On August 16, 2016, the Company issued 3,077 shares of Common Stock in satisfaction of debt of $24.

On September 15, 2016, the Company issued 3,846 shares of Common Stock to a consultant in consideration for communications and investor relations services. The Company has estimated the fair value of such shares, and recorded an expense of $20.

On September 15, 2016, the Company issued 3,846 shares of Common Stock to a consultant in consideration for communications and investor relations services. The Company has estimated the fair value of such shares, and recorded an expense of $34.

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

Pursuant to the terms of such financing, the Company agreed to issue to the investor (i) restricted shares of Common Stock equal to twenty-five percent (25%) of the note principal paid to the Company by the Investor, subject to certain adjustments, (ii) a six (6) month promissory note covering the note principal plus an amount equal to approximately five percent (5%) of the actual note principal, in total $1,053, and (iii) a five (5) year warrant to purchase 76,925 shares of Common Stock with an aggregate exercise amount of $750.

On December 14, 2016, the Company issued 58,909 shares of Common Stock in consideration of $84 pursuant to the July 2015 Offering Subscription Agreement.

On December 20, 2016, the Company issued 7,308 shares of Common Stock to the CEO of the Company and 6,538 shares of Common Stock to the Chairman of the Board of the Company under their service agreements with the Company. The Company has estimated and recorded the fair value of such shares as an expense of $50 which was recorded through 2016.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 14 – COMMON SHARES (continued)

On December 30, 2016, the Company issued 6,538 shares of Common Stock to an EVP of the company under his service agreement with the Company. The Company has estimated and recorded the fair value of such shares as an expense of $24 which was recorded through 2016.

On December 30, 2016, the Company issued 44,423 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares were issued pursuant to the Company’s Global Share and Options Incentive Enhancement Plan (2014). The Company has estimated and recorded the fair value of such shares as an expense of $386.

On December 30, 2016, the Company issued 2,308 shares of Common Stock, in consideration for past services rendered a member of the Board of Directors to the Company. The Company has estimated the fair value of such shares, and recorded an expense of $20.

On January 31, 2017, the Company issued 3,109 shares of Common Stock to the Former Chief Financial Officer (Israel) of the Company and 2,692 shares of Common Stock to Former Chief Financial Officer (U.S.) of the Company under their departure settlement agreements with the Company. The fair market value of the shares at grant date was $41.

On February 14, 2017 and March 14, 2017, the Company issued warrants in connection with two (2) separate installments of $250,000 each under the October Financing, with each such five-year warrant providing its holder with the right to purchase up to 25,642 shares of Common Stock. (See Note 7).

On February 21, 2017, the Company issued 19,576 shares of Common Stock to four Directors of the Company and a former Director of the Company for services that were rendered in 2016 and pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $170.

On March 2, 2017, the Company issued 17,949 shares of Common Stock to a former consultant pursuant to a letter agreement dated August 8, 2014, whereby the Company had agreed to issue $350 of Common Stock, determined based on the closing price per share on the OTCQB Venture Marketplace on November 25, 2014, which was $19.50 per share. The letter agreement evidenced a bonus granted by the Company for investor relation and advisory services provided in 2014. In connection with the issuance, on March 1, 2017, the consultant provided to the Company a release and waiver of any and all claims. The fair market value of the shares at grant date was $87.

On March 13, 2017, the Company issued 3,847 shares of Common Stock to a consultant, pursuant to a consulting agreement dated September 1, 2016, in consideration for financial advisory and consulting services. The fair market value of the shares at grant date was $6.

On March 31, 2017, the Company issued 7,406 shares of Common Stock to several officers, directors, employees and/or consultants of the Company. All shares issued vested on March 31, 2017 pursuant to grants dated February 24, 2015 under the Company’s Global Share and Options Incentive Enhancement Plan (2014). The fair market value of the shares at grant date was $47.

On April 17, 2017, the Company issued 7,840 shares of Common Stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

 NOTE 14 – COMMON SHARES (continued)

On June 22, 2017, the Company raised $4,500 in gross proceeds and $4,123 in net proceeds from the sale of 1,440,000 shares of Common Stock together with warrants with one warrant entitling the holder thereof to purchase one share of Common Stock at a price equal to $3.30 per share in a self-underwritten “best efforts” offering to certain investors. The purchase price paid by the investors was $3.125 for one share of Common Stock and one warrant. The warrants are immediately exercisable and expire five years from the date of issuance. The shares of Common Stock and warrants were immediately separable and were issued separately. The shares of Common Stock and the shares of Common Stock underlying the warrants were registered by the Company with the U.S. Securities and Exchange Commission, and were offered and sold pursuant to a final prospectus, Registration No. 333-21869, filed on June 19, 2017, which became effective on the same date.

On July 5, 2017, the Company issued 18,520 shares of Common Stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50. On the same date, the Company issued 6,539 shares of Common Stock to its Chief Financial Officer under his service agreements with the Company. The fair market value of the shares at grant date was $21.

On July 11, 2017, the Company issued 6,539 shares of Common Stock to its Executive Vice President pursuant the Personal Employment Agreement between the Company and him, dated January 1, 2016, for services rendered to the Company thereunder. The fair market value of the shares at grant date was $17.

On October 13, 2017, the Company issued 22,832 shares of Common Stock to four Directors of the Company for services that were rendered in the first quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50.

On October 20, 2017, the Company issued 7,308 shares of Common Stock to its Chief Executive Officer, 6,539 shares of Common Stock to its Chairman of the Board of Directors and 6,539 shares of Common Stock to its Executive Vice-President pursuant to their respective service agreements with the Company. The Company has estimated and recorded such shares as an expense of $61 which was recorded through the vesting periods.

Share Repurchase Program

On June 17, 2015, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase up to $500 worth of Common Stock, which, based on the value of Common Stock on December 31, 2016, equates to approximately 57,491 shares of Common Stock. However, the total number of shares could differ based on the ultimate price per share paid by the Company. Further, the Company’s shares of Common Stock may be purchased on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The Company is not obligated to make any purchases, including at any specific time or in any particular situation. The program may be limited or terminated at any time without prior notice. As of December 31, 2016, the Company had not repurchased any shares under the Share Repurchase Program. On June 23, 2015, the Company repurchased 1,109 shares from a shareholder for $28 as part of a settlement with such shareholder. This repurchase was not pursuant to the Share Repurchase Program.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Amounts in thousands, except share and per share data)

NOTE 15 – STOCK OPTIONS AND STOCK INCENTIVE PLANS

On August 8, 2016, the Company’s Board of Directors approved and adopted the Global Share and Options Incentive Enhancement Plan (2016) (the “2016 Plan”), pursuant to which the Company may award shares of Common Stock, options to purchase shares of Common Stock and other equity-based awards to eligible participants. The 2016 Plan replaced the 2014 Plan. Subject to the terms and conditions of the 2016 Plan, the Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants in the 2016 Plan, (ii) the number of options or shares to be covered by an award, (iii) the time or times at which an award shall be granted, (iv) the vesting schedule and other terms and conditions of an award, (v) the form(s) of written agreements applicable to an award, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the 2016 Plan and the granting of awards thereunder. The 2016 Plan permits the grant of up to 230,770 shares of Common Stock and up to 115,385 options to purchase shares of Common Stock to certain of its managers, directors and key employees. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price that shall not be less than the Fair Market Value on the date of grant. As of December 31, 2016, all shares and options granted under the 2016 Incentive Plan have not yet been issued. As December 31, 2017, 5,991 options were outstanding and exercisable all of which with a weighted average exercise price of 74.92, a weighted average remaining contractual life of 0.33 years and an intrinsic value of $0.

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 16 – INCOME TAXES

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.

The aforesaid provisional amounts are based on the Company’s initial analysis of the Act as of December 31, 2017. Given the significant complexity of the Act, anticipated guidance from the U.S. Treasury about implementing the Act, the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, as well as additional analysis and revisions to be conducted by the Company, these estimates may be adjusted during 2018.

Taxable income of Israeli companies is subject to tax at the rate of 25% in the year 2016, 24% in the year 2017 and 23% in the year 2018. Taxable income of Italian companies is subject to tax at the rate of 31.4% in the year 2016, 24% in the year 2017 and 24% in the year 2018. Taxable income of Dutch companies is subject to tax at the rate of 25% in the years 2016, 2017 and 2018.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31 2017, and 2016 is as follows:

	2017	2016
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$9,109	$9,259
Valuation allowance	(9,109)	(9,259)
	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2016	$9,259
Increase (decrease)	(150)
Valuation allowance, December 31, 2017	$9,109

Carry forward losses of the Company are approximately $30,586 at December 31, 2017 and available throughout 2036.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 16 – INCOME TAXES (continued)

Carry forward losses of the Israeli subsidiary are approximately $3,704 at December 31, 2017 and have no expiration date.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2017	2016
Loss before taxes, as reported in the consolidated statements of operations	$12,343	$7,266

Federal statutory rate	35%	35%

Theoretical tax benefit on the above amount at federal statutory tax rate	4,320	2,543

Losses and other items for which a valuation allowance was provided or benefit from loss carry forward	(4,204)	(2,491)

Actual tax income (expense)	116	52

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 17 – SUBSEQUENT EVENTS

On January 12, 2018, the Company received the repayment of €150 (approximately USD $180) paid to escrow under the Cantu SPA, since conditions precedent to closing did not materialize.

On January 29, 2018, the Company issued 6,539 shares of Common Stock to its Executive Vice President pursuant the Personal Employment Agreement between the Company and him, dated January 1, 2016, for services rendered to the Company thereunder. The fair market value of the shares at grant date was $11.

On January 31, 2018, the Company issued 7,500 shares for a commitment fee and 85,500 returned shares to a lender in consideration of a loan in the amount of $150. The fair market value of the shares at issue date was $188.

On February 20, 2018, the Board of Directors approved the Company’s and adopted the Global Share and Options Incentive Enhancement Plan (2018) (the “2018 Plan”), pursuant to which the Company may award shares of Common Stock, options to purchase shares of Common Stock and other equity-based awards to eligible participants subject to the terms and conditions of the 2018 Plan. The Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) eligible participants in the 2018 Plan, (ii) the number of options or shares to be covered by an award, (iii) the time or times at which an award shall be granted, (iv) the vesting schedule and other terms and conditions of an award, (v) the form(s) of written agreements applicable to an award, and (vi) any other matter which is necessary or desirable for, or incidental to, the administration of the 2018 Plan and the granting of awards thereunder. The 2018 Plan permits the grant of up to 570,000 shares of Common Stock and up to 200,000 options to purchase shares of Common Stock to certain of its managers, directors and key employees. The shares will vest on a quarterly basis over a two-year period, and the options will vest on a quarterly basis over a two-year period with an exercise price that shall not be less than the Fair Market Value on the date of grant.

On February 13, 2018, the Company issued a short-term Promissory Note #3 to the accredited Investor (the “Feb 2018 Note”) with connection to the October 2016 Financing in exchange for an investment of $250. The maturity date of the Feb 2018 Note was ten (10) calendar days from the date thereof, or February 23, 2018. The Feb 2018 Note incorporated the terms of the Note, and was entered into in contemplation of the parties entering into the Additional Investment & Conversion Agreement (the “Loan Extension Agreement”).

On February 20, 2018 the Company issued 124,000 shares of Common Stock and 115,000 options to purchase shares of Common Stock under the Company’s Global Share and Options Incentive Enhancement Plan (2016) to eligible participants. The fair market value of the shares at grant date was $223. The fair market value of the options at grant date was $147.

On February 21, 2018, the Company and the accredited investor entered into a Loan Extension Agreement. The Loan Extension Agreement concerns that certain (a) Promissory Notes; (b) 205,135 warrants to purchase shares of Common Stock, $0.001 per share (“Common Stock”); and (c) an agreement to issue, by a specified date, restricted Origination Shares of Common Stock equal to $500. By letter agreement or amendment, on at least ten separate occasions (the “Amendments”), (a) the Company and the and the accredited investor agreed to amend certain terms and extend certain milestone dates contained in the SPA, the Note and the Warrants, with the last such Amendment extending the maturity date of the Note, the date the Origination Shares were issuable, the date of the pricing reset on the Origination Shares and the date to receive conditional approval from The NASDAQ Capital Market or NYSE-MKT to November 22, 2017; and (b) the Investor agreed to conditionally waive any default in connection with the original dates, but not the damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, under the SPA, the Note and the Warrants, with the waiver conditioned on the Company not triggering an event of default at any time subsequent to such Amendment. The Agreement further amends the SPA, the Note and the Warrants, and provides for additional investments to be made by the accredited investor. Specifically, the Agreement provides that:

(a)	the principal sum of the Note was increased to $4,212 and the amount of consideration payable under the Note was increased to $4,000;

BLUE SPHERE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 17 – SUBSEQUENT EVENTS (continued)

(b)	the accredited investor will invest an additional $1,000 under the Note, of which 750 was paid to the Company, and $250 was funded by rolling over and applying the principal balance of the Feb 2018 Note to the Note;

(c)	the Feb 2018 Note was deemed null and void;

(d)	the accredited investor will invest at least $1,000 and up to $5,000 under a public offering of the Company’s securities to raise gross proceeds to the Company of at least $5,000 occurring contemporaneously with an up-listing of the Common Stock on The Nasdaq Capital Market or the NYSE-MKT;

(e)	the accredited investor extended the maturity date of the Note, the date the Origination Shares are issuable under the SPA, the date of the pricing reset on the Origination Shares and the date to receive conditional approval for the Up-list from The NASDAQ Capital Market or the NYSE-MKT, in all cases, to June 30, 2018;

(f)	the accredited investor provided a conditional waiver of any default in connection with the original dates, but not the damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, under the SPA, the Note and the Warrants, with such waiver conditioned on the Company not triggering an event of default at any time subsequent to the Agreement;

As of February 25, 2018, a note in the amount of $200 was extended through April 20, 2018 in consideration of $15 and a 20,000 three years warrants to purchase shares of Common Stock at an exercise the price of the lower price published by Yahoo finance at the 7 trading days prior to the conversion notice. The lender is an accredited investor and independent of the Company, but related to one of the legal advisors of the Company who provided legal and consulting services in consideration of approximately $64.

On March 5, 2018, the Company issued 21,552 shares of Common Stock to three Directors of the Company and 7,184 shares of Common Stock to retired Director of the Company for services that were rendered in the fourth quarter of 2017, pursuant to the Company’s Amended and Restated Non-Employee Directors Compensation Plan. The fair market value of the shares at grant date was $50.

On March 14, 2018, the accredited Investor invested additional $500 under the Loan Extension Agreement. The Company issued the accredited Investor 312,500 Five (5) years warrants to purchase shares of Common Stock with an exercise price of $1.60 per share.

On March 15, 2018, the Loan from Gain Solutions, S.R.O. was fully paid by the Company.

On April 3, 2018, the Company and the 2015 Debenture Holders entered into a second letter agreement (the “Second 2015 Debenture Letter Agreement”), pursuant to which the Company and the 2015 Debenture Holders agreed to new terms governing repayment of the 2015 Debentures consisting of three new extensions to the 2015 Debenture Maturity Date, whereby the parties agreed to extend the 2015 Debenture Maturity Date to May 7, 2018 (the “Tier 1 Maturity Date”), and any amounts not paid by the Tier 1 Maturity Date will become automatically subject to a 2015 Debenture Maturity Date of June 30, 3018 (the “Tier 2 Maturity Date”), and any amounts not paid by the Tier 2 Maturity Date will become subject to a 2015 Debenture Maturity Date of December 31, 2018 (the “Tier 3 Maturity Date”). On April 3, 2018, five of the six 2015 Debenture Holders and the Company entered into a Third Amendment to Senior Debenture and the remaining 2015 Debenture Holder and the Company entered into a Second Amendment to Senior Debenture, all such amendments being on substantially the same terms (collectively, the “April 2018 Debenture Amendments”), to implement the terms of the Second 2015 Debenture Letter Agreement, as follows: (a) as consideration for the Tier 1 Maturity Date, the Company shall pay to the Holders, on or before the Tier 1 Maturity Date, an aggregate fee of $241,315 consisting of amounts of fees and interest outstanding, plus $30,000 as an extension fee; (b) as consideration for the Tier 2 Maturity Date, if and to the extent applicable, the Company will pay to the 2015 Debenture Holders, on or before the Tier 2 Maturity Date, an extension fee of $30,000; and (c) as consideration for the Tier 3 Maturity Date, if and to the extent applicable: (i) commencing on July 1, 2018, the 2015 Debentures shall accrue aggregate interest at the rate of $2,000 per day; and (ii) the Company shall pay to the 2015 Debenture Holders an aggregate fee, on or before the Tier 3 Maturity Date, equal to $150,000. Interest on the Debenture will continue to accrue at the rate of eleven percent (11%) until repaid and through the Tier 2 Maturity Date. Also on April 3, 2018, in connection with the Second Letter Agreement, the Company issued to the 2015 Debenture Holders five-year warrants to purchase, in the aggregate, up to 227,272 shares of Common Stock at $1.60 per share, in substantially the same form as the First New Warrants.