Form 10-Q
period 2018-03-31
BLUE SPHERE CORP.
filed 2018-05-15
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 11, 2018, there were 3,993,561 shares of common stock, par value $0.001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

INTERIM CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	December 31,
	2018	2017
Assets	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	2,733	1,053
Inventory	1,346	1,989
Trade account receivables	2,015	1,876
Other current assets	4,747	3,724
Total current assets	10,841	8,642

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	18,729	17,416
INVESTMENTS IN NOCONSOLIDATED AFFILIATES	12,848	12,562

OTHER LONG-TERM ASSETS	347	2,467

Total assets	42,765	41,087

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Current maturities of Debentures and long-term loans	7,094	6,680
Short term loans	4,517	4,151
Deferred payment due to the acquisition of the SPVs	3,289	2,068
Accounts payables	3,330	4,351
Other accounts payable	7,860	7,616
Total current liabilities	26,090	24,866

ACCRUED SEVERANCE PAY	20	18

LONG TERM BANK LOANS	13,662	13,274

LONG TERM LOANS AND LIABILITIES	4,028	3,682

ASSET RETIREMNET OBLIGATION	24	35

WARRANTS LIABILITY	1,998	653

COMMITMENTS AND CONTIGENCIES (Note 13)

TOTAL LIABILITIES	45,822	42,528

STOCKHOLDERS’ DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at March 31, 2018 and December 31, 2017. Issued and outstanding: 3,977,755 shares and 3,725,980 shares at March 31, 2018 and December 31, 2017, respectively.	4	4
Treasury shares	(28)	(28)
Accumulated Other Comprehensive Income	(190)	(83)
Additional paid-in capital	49,663	49,067
Accumulated deficit	(52,506)	(50,401)
Total Stockholders’ Deficit	(3,057)	(1,441)
Total liabilities and Stockholders’ Deficit	42,765	41,087

  The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Three-months ended March 31
	2018	2017
	(Unaudited)	(Unaudited)
REVENUES
Revenue from sales of electricity	$3,023	$—
COST OF REVENUES	(2,257)	—
GROSS PROFIT	766	—
OPERATING EXPENSES
General and administrative expenses	1,909	1,194
OPERATING LOSS	(1,143)	(1,194)
FINANCIAL EXPENSES (INCOME), net	1,008	940
LOSS FROM EXTINGUISHMENT OF DEBENTURE	—	615
LOSS (GAIN) FROM CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	113	(337)

NET LOSS BEFORE INCOME TAXES	(2,264)	(2,412)
INCOME TAXES	127
NET LOSS BEFORE EQUITY INCOME	(2,391)	(2,412)
EQUITY INCOME IN NON-CONSOLIDATED AFFILIATES	286	367
EQUITY INCOME IN NON-CONSOLIDATED SUBSIDIARIES	—	64
NET LOSS FOR THE PERIOD	$(2,105)	$(1,981)

Net loss per common share - basic and diluted	$(0.56)	$(0.91)

Weighted average number of common shares outstanding during the period - basic and diluted	3,768,945	2,165,433 *

(*) Retrospectively adjusted to reflect the 130-for-1 reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Three months ended
	March 31
	2018	2017
	(Unaudited)	(Unaudited)
NET LOSS	$(2,105)	$(1,981)
Other comprehensive loss, net of tax:
Currency translation adjustments	(107)	(6)
TOTAL COMPREHENSIVE LOSS	$(2,212)	$(1,987)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value
	Shares	Amount	Proceeds on amount of Shares	Treasury Shares	Accumulated other comprehensive loss	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2017 (Audited)	3,725,981	$4	$—	(28)	(83)	$49,067	$(50,401)	$(1,441)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2018 (Unaudited):
Issuance of common stock, net of issuance cost	92,500	*				182		182
Share based Compensation	159,275	*				414		414
Comprehensive loss					(107)		(2,105)	(2,212)
BALANCE AT MARCH 31, 2018 (Unaudited)	3,977,756	$4	$—	$(28)	$(190)	$49,663	$(52,506)	$(3,057)

* less than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED) (cont.)

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

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended March 31
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,105)	$(1,981)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payments	414	221
Depreciation	545	2
Extinguish of liability upon shares issuance	—	47
Equity (income) in non-consolidated subsidiaries	—	(64)
Equity income in non-consolidated affiliates	(286)	(367)
Expense in respect of convertible notes and loans	839	680
Loss from extinguishment of debenture	—	615
Changes in warrants liability	112	(337)
Expenses in respect of severance pay	2	2
Issuance of shares for services	—	132

Increase in related parties	—	(60)
Decrease in other current assets	1,765	5
Increase in other long-term assets	—	—
Increase (decrease) in accounts payables	(1,089)	288
Increase in other account payables	105	(36)
Losses from sale of assets	80	—
Net cash used in operating activities	382	(853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(252)	—
Net cash used in investing activities	(252)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,783	750
Repayment of loans	(717)	(68)
Proceeds from Long term loans	237	—
Proceeds from issuance of shares and warrants	182	—
Net cash provided by financing activities	1,485	682

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,615	(171)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	65	(3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,053	416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,733	$242
NON-CASH TRANSACTION:	0

Increase in investments in nonconsolidated affiliates against deferred revenues	—	230
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$153	$203

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three-months ended March 31, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

We are an international Independent Power Producer (“IPP”) that is active in the clean energy production and waste-to-energy markets. We are working to become a leading player in these growing global market segments. We currently focus on projects related to the construction, acquisition or development of biogas and waste-to-energy facilities in the United States, Italy, the Netherlands, the United Kingdom amongst other markets.

In the first quarter of 2018 we continue to advance our goals and have managed to achieve certain milestones including; completing the primary development work for our biogas project in Brabant, Netherlands.  We now are working to complete the “financial close” for this project with our investing partners and begin construction.  Additionally, our four biogas facilities in the Pavia region of Italy have performed well in the first quarter of this year.  Each facility is operating above 90% capacity and we are currently exceeding our budgeted goals.  Our business development activities continue to move forward and our development pipeline remains robust.  We have also spent a considerable amount of time in the first quarter working with investors and bankers to find the best financing solutions for Blue Sphere to fully capitalize on the opportunities that industry relationships are presenting to us.

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three-months then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The March 31, 2018 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements except for revenue ASC 606 On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The Company adopted this pronouncement using the modified retrospective method effective January 1, 2018. Pursuant to Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services The adoption of this pronouncement did not have any material impacts related to the above noted areas, nor any impact to opening retained earnings as of January 1, 2018. Additionally, there were no material impacts on the amount and timing of revenue recognized in the Company's consolidated financial statements.

C.	Recent Accounting Standards

In January 25, 2018, the FASB issued ASU 2018-01, Leases (Topic 842). Land Easement Practical Expedient for Transition to Topic 842. The amendments in this Update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance.

In February 14, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

In February 28 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments clarify certain aspects of the guidance in Update 2016-01. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

In March 9, 2018 the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). The amendments in this Update supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117. This amendments is effective upon issuance.

In March 14, 2018 the FASB issued Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This amendment is effective upon issuance.

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

NOTE 4 – FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$3,289	$3,289
Warrants liability	$—	$—	$1,998	$1,998
Total liabilities	$500	$—	$5,287	$5,787

	As of December 31, 2017,
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,068	$2,068
Warrants Liability	$—	$—	$653	$653
Total liabilities	$500	$—	$2,721	$3,221

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

The fair value measurement of the fair market value of the Deferred Payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions in measuring fair value. The Company estimated the fair value of the Deferred Payment using the discounted cash flow model. Key assumptions include the level and timing of the expected future payment and discount rate consistent with the level of risk and economy in general. The Deferred Payment due to the acquisition of the SPVs is included in Current Liabilities in the consolidated Balance Sheets and the change in fair value of remaining balance is included in interest expenses in the consolidated statements of income.

Deferred payment due to the acquisition of the SPVs
Balance at December 31, 2017	$2,068
Changes in fair value, interest expense and translation adjustments	59
New liability accrued	1,162
Balance at March 31, 2018	$3,289

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 4 – FAIR VALUE MEASUREMENT (continued)

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

As of March 31, 2018, and December 31, 2017, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at December 31, 2017	$653
Issuance of warrants	1,288
Changes in fair value	57
Balance at March 31, 2018	$1,998

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company had approximately $2,733 in cash and cash equivalents, approximately $15,249 in negative working capital, a stockholders’ deficit of approximately $3,057 and an accumulated deficit of approximately $52,506. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 6 – SHORT TERM LOAN AND DEBENTURES

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

Extension of February and August 2017 Loan Agreement

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

NOTE 7 – CONTINGENT

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

NOTE 7 – CONTINGENT (continued)

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

NOTE 8 – COMMON SHARES

On January 3, 2018, the Company issued a Convertible Promissory Note to Crown Bridge Partners, LLC, having a principal amount of $339,000, of which $30,000 constituted an original issue discount, in exchange for $309,000, payable in tranches (the “Crown Note”).  In contemplation thereof, the Company and Crown Bridge Partners, LLC entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue the Crown Note and five-year warrants to purchase shares of Common Stock and included piggyback registration rights for Common Stock issued and underlying such securities.  On or about January 3, 2018, Crown Bridge Partners, LLC paid $103,000 to the Company under the first tranche, having an original discount amount of $10,000, resulting in an outstanding principal balance under the Crown Note of $113,000; as of the date hereof, no additional tranches have been funded.  The Crown Note matures on January 3, 2019, and bears interest at a rate of 10%, which will increase to 12% upon default. The holder may convert the Crown Note any time, at a conversion price that is equal to the lowest sale price during the 20 trading days prior to the date of the notice to convert.  The Crown Note may be prepaid, subject to a tiered premium scale ranging from 135% of outstanding amounts due under the Crown Note.  The Crown Note contains terms found in like instruments for equitable conversion price adjustments.  Crown Bridge Partners, LLC has a right of first refusal to match any capital or financing terms offered by any third party. On January 3, 2018, the Company issued to Crown Bridge Partners, LLC a five-year Warrant to purchase up to 56,500 shares of Common Stock at an exercise price of $3.15 per share, subject to adjustment.  The foregoing descriptions of the Crown Note, Securities Purchase Agreement and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

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

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 8 – COMMON SHARES (continued)

On January 30, 2018, the Company issued a Convertible Promissory Note to Labrys Fund, LP, having a principal amount of $500,000 of which $50,000 constituted an original issue discount, in exchange for $450,000, payable in tranches (the “Labrys Note”).  In contemplation thereof, the Company and Labrys Fund, LP entered into a Securities Purchase Agreement. On or about January 30, 2018, Labrys Fund, LP paid $153,000 to the Company under the first tranche, having an original discount amount of $17,000, resulting in an outstanding principal balance under the Labrys Note of $170,000; as of the date hereof,  no additional tranches have been funded.  The Labrys Note matures on July 29, 2018, and bears interest at a rate of 12%, which will increase to 24% upon default. The holder may convert the Labrys Note any time, at a conversion price that the lower of the lowest sale price during the 20 trading days prior to (a) the date of the notice to convert or (b) the date of the Labrys Note.  The outstanding amounts due under the Labrys Note may be prepaid prior to maturity, at the default interest rate plus a $750 in fixed fees.  The Labrys Note contains terms found in like instruments for equitable conversion price adjustments. Pursuant to the Securities Purchase Agreement with Labrys Fund, LP, on January 31, 2018, the Company issued 7,500 shares of Common Stock as a commitment fee and 85,500 shares of Common Stock, returnable upon proper repayment of the Labrys Note.  The foregoing descriptions of the Labrys Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

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

Each of the transactions described above give effect to the Company’s reverse stock split effectuated on March 24, 2017 and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act. Except as noted, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions. All recipients of the foregoing transactions either received adequate information about the Company or had access, through their relationships with the Company, to such information.  Furthermore, the Company affixed appropriate legends to the share certificates and instruments issued in each of the foregoing transactions setting forth that the securities had not been registered and the applicable restrictions on transfer.

On February 21, 2018, the Company and JMJ Financial (the “Investor”) entered into a Loan Extension, Additional Investment & Conversion Agreement (the “Agreement”).

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 8 – COMMON SHARES (continued)

The Agreement concerns that certain Securities Purchase Agreement Document SPA-10212016, dated as of October 24, 2016, between the Company and the Investor (as amended, the “SPA”), pursuant to which the Company delivered to the Investor (a) a Promissory Note (as amended, the “Note”); (b) six (6) warrants, dated December 20, 2016, February 14, 2017, March 14, 2017, April 13, 2017, May 11, 2017, and June 7, 2017 (as amended, the “Warrants”), to purchase shares of the Company’s common stock, $0.001 per share (“Common Stock”); and (c) an agreement to issue, by a specified date, restricted shares of Common Stock equal to twenty-five percent (25%) of the Note principal paid to the Company (the “Origination Shares”). By letter agreement or amendment, on ten (10) separate occasions (the “Amendments”), (a) the Company and the Investor agreed to amend certain terms and extend certain milestone dates contained in the SPA, the Note and the Warrants, with the last such Amendment extending the maturity date of the Note, the date the Origination Shares were issuable, the date of the pricing reset on the Origination Shares and the date to receive conditional approval from The NASDAQ Capital Market or NYSE-MKT to November 22, 2017; and (b) the Investor agreed to conditionally waive any default in connection with the original dates, but not the damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, under the SPA, the Note and the Warrants, with the waiver conditioned on the Company not triggering an event of default at any time subsequent to such Amendment. One of the Amendments increased the principal sum (inclusive of an “origination fee”) of the Note to USD $2,106,000, and increased the amount of consideration payable under the Note to USD $2,000,000. The Investor paid all USD $2,000,000 of consideration to the Company under the Note, and on June 30, 2017, the Company repaid USD $1,000,000 of the outstanding balance due under the Note.

 On February 13, 2018, the Company issued a short-term Promissory Note #3 to the Investor (the “Feb 2018 Note”) in exchange for an investment of USD $250,000. The maturity date of the Feb 2018 Note was ten (10) calendar days from the date thereof, or February 23, 2018. The Feb 2018 Note incorporated the terms of the Note and was entered into in contemplation of the parties entering into the Agreement. As detailed below, the Feb 2018 Note is now null and void.

The Agreement further amends the SPA, the Note and the Warrants, and provides for additional investments to be made by the Investor. Specifically, the Agreement provides that:

(a)	the principal sum of the Note was increased to USD $4,212,000 and the amount of consideration payable under the Note was increased to USD $4,000,000;

(b)	the Investor invested an additional USD $1,000,000 under the Note, of which USD $750,000 was wired to the Company, and USD $250,000 was funded by rolling over and applying the principal balance of the Feb 2018 Note to the Note;

(c)	the Feb 2018 Note was deemed null and void;

(d)	the Investor will invest at least USD $1,000,000 and up to USD $5,000,000 under a public offering of the Company’s securities to raise gross proceeds to the Company of at least USD $5,000,000 (the “Public Offering”) occurring contemporaneously with an up-listing of the Common Stock on The Nasdaq Capital Market or the NYSE-MKT (the “Up-list”);

(e)	the Investor extended the maturity date of the Note, the date the Origination Shares are issuable under the SPA, the date of the pricing reset on the Origination Shares and the date to receive conditional approval for the Up-list from The NASDAQ Capital Market or the NYSE-MKT, in all cases, to June 30, 2018;

(f)	the Investor provided a conditional waiver of any default in connection with the original dates, but not the damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, under the SPA, the Note and the Warrants, with such waiver conditioned on the Company not triggering an event of default at any time subsequent to the Agreement;

(g)	if, by June 30, 2018, a Public Offering closes and the Company successfully contemporaneously Up-lists, the Investor will accept shares of Common Stock in lieu of cash to (i) settle estimated liquidated damages which have occurred under the Note, the SPA and the Warrants due to events of default therein, (ii) convert the outstanding principal balance of the Note (which will then be deemed terminated), (iii) exercise the Warrants in full, and (iv) secure Investor’s agreement to lock-up 50% of the shares of Common Stock acquired in connection with the Agreement for three (3) months following the closing of a Public Offering; and

(h)	subject to specified exceptions, the Company will agree not to issue or sell, or grant any option, warrant or other right to purchase or acquire, shares of Common Stock, for a period of one (1) year after the closing of the Public Offering and completed Up-list.

On or about March 14, 2018, the Investor invested an additional USD $500,000 under the Note, thereby increasing the aggregate outstanding principal sum advanced under the Note to USD $2,632,500 (including the original issue discount of 5.3%). In connection therewith, the Company issued to the Investor an additional Warrant, dated March 14, 2018, to purchase up to 312,500 shares of Common Stock.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 9 – SUBSEQUENT EVENTS

On April 3, 2018, the Company and the 2015 Debenture Holders entered into a second letter agreement (the “Second 2015 Debenture Letter Agreement”), pursuant to which the Company and the 2015 Debenture Holders agreed to new terms governing repayment of the 2015 Debentures consisting of three new extensions to the 2015 Debenture Maturity Date, whereby the parties agreed to extend the 2015 Debenture Maturity Date to May 7, 2018 (the “Tier 1 Maturity Date”), and any amounts not paid by the Tier 1 Maturity Date will become automatically subject to a 2015 Debenture Maturity Date of June 30, 2018 (the “Tier 2 Maturity Date”), and any amounts not paid by the Tier 2 Maturity Date will become subject to a 2015 Debenture Maturity Date of December 31, 2018 (the “Tier 3 Maturity Date”). On April 3, 2018, five of the six 2015 Debenture Holders and the Company entered into a Third Amendment to Senior Debenture and the remaining 2015 Debenture Holder and the Company entered into a Second Amendment to Senior Debenture, all such amendments being on substantially the same terms (collectively, the “April 2018 Debenture Amendments”), to implement the terms of the Second 2015 Debenture Letter Agreement, as follows: (a) as consideration for the Tier 1 Maturity Date, the Company shall pay to the Holders, on or before the Tier 1 Maturity Date, an aggregate fee of $241,315 consisting of amounts of fees and interest outstanding, plus $30,000 as an extension fee; (b) as consideration for the Tier 2 Maturity Date, if and to the extent applicable, the Company will pay to the 2015 Debenture Holders, on or before the Tier 2 Maturity Date, an extension fee of $30,000; and (c) as consideration for the Tier 3 Maturity Date, if and to the extent applicable: (i) commencing on July 1, 2018, the 2015 Debentures shall accrue aggregate interest at the rate of $2,000 per day; and (ii) the Company shall pay to the 2015 Debenture Holders an aggregate fee, on or before the Tier 3 Maturity Date, equal to $150,000. Interest on the Debenture will continue to accrue at the rate of eleven percent (11%) until repaid and through the Tier 2 Maturity Date. Also on April 3, 2018, in connection with the Second Letter Agreement, the Company issued to the 2015 Debenture Holders five-year warrants to purchase, in the aggregate, up to 227,272 shares of Common Stock at $1.60 per share, in substantially the same form as the First New Warrants.

On April 25, 2018, the loan from Global Smart cards Inc., an affiliated party of Viskoben Limited, was extended to June 30, 2018 in consideration of $15,000 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion.

Not later than the day of repayment of the loan principal, the company shall pay to the lender Exchange rate differences to 1$=3.63Nis of each installment made under the loan agreement.

On May 7, 2018, Power Up Lending Group Ltd. elected to convert $15,000 of the balance due under the convertible promissory note issued by the Company dated October 30, 2017 into 15,806 shares of Common Stock, and on May 8, 2018, the Company issued the 15,806 shares of Common Stock. The principle balance due under this convertible promissory note following the conversion is $138,000.

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

Our business model is based on two main activities: we are a Build, Own & Operate (BOO) company, and we are a strategic acquirer of already constructed and operational facilities. In 2016, we continued to execute on our BOO business model by integrating the construction, financing and management of the North Carolina and Rhode Island projects. The North Carolina project commenced commercial operations on November 18, 2016 and we anticipate that the Rhode Island project to commence commercial operations by April 30, 2017 and to have a collective capacity of 8.4 MW. Any revenue generated by the North Carolina project is recognized as Equity Income (loss) in Non-Consolidated Subsidiaries and any revenue generated by the Rhode Island project is recorded as deferred revenue from nonconsolidated affiliates until the facility is commercially operational. We also executed on our acquisition strategy in 2015 by acquiring four SVPs in Italy, each of which owns an operational anaerobic digester with approximately 1 MW of capacity. The foregoing achievements have put a tremendous burden on our human and financial resources. We plan to expand our BOO and strategic acquisition activities in the coming years, which will require adding members to our team and additional capital investments. We have applied the equity method of accounting for the investments in the SPVs because our former Plant EBITDA Agreements between the SPVs and the former operator of the SPV facilities prevented us from exercising a controlling influence over operating policies of the facilities.

On July 18, 2017, we terminated the Plant EBITDA Agreements and since then we are consolidating the four SPVs.

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

In the first quarter of 2018 we continue to advance our goals and have managed to achieve certain milestones including; completing the primary development work for our biogas project in Brabant, Netherlands.  We now are working to complete the “financial close” for this project with our investing partners and begin construction.  Additionally, our four biogas facilities in the Pavia region of Italy have performed well in the first quarter of this year.  Each facility is operating above 90% capacity and we are currently exceeding our budgeted goals.  Our business development activities continue to move forward and our development pipeline remains robust.  We have also spent a considerable amount of time in the first quarter working with investors and bankers to find the best financing solutions for Blue Sphere to fully capitalize on the opportunities that industry relationships are presenting to us.

Results of Operations – For the Three-Months Ended March 31, 2018 Compared to the Three-Months Ended March 31, 2017

Revenue from Services

Revenue from Sales of Electricity & Services for the three-month period ended March 31, 2018 were $3,023,000 as compared to $0 revenues from services for the three-month period ended March 31, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l

US GAAP accounting standards have required Blue Sphere to report the income of its wholly owned subsidiaries on a non-consolidated basis until August 2017. US GAAP also required Blue Sphere report the income from Nonconsolidated Affiliates as Equity Earnings. Blue Sphere believes that these accounting standards do not provide the most representative description of the total revenues generated by the company and or its subsidiaries during the past three months.

Cost of Revenues

Cost of revenues for the three-month period ended March 31, 2018 were $2,257,000, as compared to $0 for the three-month period ended March 31, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l

Gross Profit

Gross profits for the three-month period ended March 31, 2018 were $766,000, as compared to $0 for the three-month period ended March 31, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2018 were $1,909,000 as compared to $1,194,000 for the three-month period ended March 31, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l, as well as the initiation expenses of the Netherland project and increase in share-based compensation to employees directors and officers. Following new allocations during the first quarter of 2018.

Financial Expenses (income), net

Financial Expenses (income), net for the three-month period ended March 31, 2018 were $1,008,000 as compared to $940,000 for the three-month period ended March 31, 2017.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the three-month period ended March 31, 2018 was $286,000 as compared to $367,000 for the three-month period ended March 31, 2017. The decrease is attributable to revaluation of the North Carolina and Rhode Island projects due to a postmortem in the completion of our North Carolina the North Carolina and Rhode Island projects.

Equity Income in Nonconsolidated Subsidiaries

Equity earnings in Nonconsolidated Subsidiaries for the three-month period ended March 31, 2018 was $0 as compared to a loss of $64,000, for the three-month period ended March 31, 2017. Our income for the three-month period ended March 31, 2017 is attributable only to our share of the net income generated by our four SPV’s in Pavia since we used the equity method. As of August 2017, we are consolidating the entire activity on Italy.

Net Loss

We incurred a net loss of $2,105,000 for the three-month period ended March 31, 2018, as compared to a net loss of $1,981,000 for the three-month period ended March 31, 2017. This year the loss increased a little following an increase in G&A expenses that was mitigated by decrease in Loss from extinguishment of debentures.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2018, we had cash of $2,733,000 as compared to $1,053,000 as of March 31, 2017. As of March 31, 2018, we had a working capital deficit of $15,249,000 as compared to a deficit of $12,080,000 as of March 31, 2017. The increase in our working capital deficit is mainly attributable to increase in current maturities of debentures and long-term loans in the amount of $3,393,000, increase of other accounts payable in the amount of $5,775,000, increase of short term loan in the amount of $3,147,000 and increase in deferred payment due to the acquisition of the SPV’s that was presented on March 31, 2017, as a long term liability. The increase in our working capital deficit was mitigated by the increase in Deferred Revenues from Nonconsolidated Affiliates in the amount of $5,888,000 , increase in cash and cash equivalents in the amount of $2,491,000 increase in inventory in the amount of $1,346,000, increase in Trade account receivable in the amount of $2,015,000 and increase in other current assets in the amount of $4,671,000.

Net cash Provided in operating activities was $382,000  for the three-month period ended March 31, 2018, as compared to Net cash used in the amount of $853,000 for the three-month period ended March 31, 2017. The positive change is mainly attributed to Depreciation amounted $545,000 and expense in respect of convertible note and loans amounted $839,000  which appear as an expense in the P&L and is adjusted for cash flow purposes as well as decrease in other current assets amounted to $1,765,000 that was mitigated by decrease in account payable amounted to $1,089,000

Net cash flows used in investing activities was $252,000 for the three-month period ended March 31, 2018, as compared to $0 for the three-month period ended March 31, 2017. The increase was due to purchase of property and equipment.

Net cash flows provided by financing activities was approximately $1,485,000 for the three-month period ended March 31, 2018, as compared to approximately $682,000 for the three-month period ended March 31, 2017. The increase in cash provided by financing activities was due to increase in proceeds from issuance of shares and warrants due to offerings that we conducted. We have principally financed our operations through the sale of our common stock and short terms loans. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

To date, we have principally financed our operations through the sale of our common stock, the issuance of debt, our operations in Italy and development fees received for our North Carolina and Rhode Island projects. Although management anticipates that cash resources will be available to the Company from distributions from the Italians operations, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next twelve months. Therefore, we are still seeking to raise additional funds for future operations and possible project investment, and any meaningful equity or convertible debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 4 to our consolidated financial statements in Part I, Item 1 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments and fair value of the acquired assets and liabilities as part of the purchase price allocation because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

Off-Balance Sheet Arrangements

As at March 31, 2018, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the three-months ended March 31, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2018. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On May 7, 2018, Power Up Lending Group Ltd. elected to convert $15,000 of the balance due under the convertible promissory note issued by the Company dated October 30, 2017 into 15,806 shares of Common Stock, and on May 8, 2018, the Company issued the 15,806 shares of Common Stock.

Each of the transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500,000 worth of our common stock. We may purchase shares of our common stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice. We had no share repurchase activity during the thee-months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 20, 2017, the Company entered into a 90-day Loan Agreement with Global Smart cards Inc. to borrow $200,000 at a quarterly interest rate of ten percent (10.0%). This loan was extended through February 20, 2018 in consideration of $7,600 and again, on February 25, 2018, this loan was extended to April 20, 2018 in consideration of $15,000 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion. On April 25, 2018, the loan was extended to June 30, 2018 in consideration of $15,000 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion.

ITEM 6. EXHIBITS.

No.	Description	Note
3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)
3.2	Certificate of Amendment No. 2 to our Amended and Restated Certificate of Incorporation.	(3)
3.2	Amended and Restated Bylaws, dated June 17, 2015.	(2)
10.1	Services Agreement, effective as of April 1, 2018, between Mr. Yossi Keret and the Company.	(5)(#)
10.2	Form of Second Letter Agreement, dated April 3, 2018, between the Company and the 2015 Debenture Holders.	(6)
10.3	Form of April 2018 Debenture Amendments, dated April 3, 2018, between the Company and the 2015 Debenture Holders.	(6)
10.4	Form of Second New Warrants, issued on April 3, 2018, by the Company to the 2015 Debenture Holders.	(6)
10.5	Loan Extension, Additional Investment & Conversion Agreement, dated February 21, 2018, between the Company and JMJ Financial.	(4)
10.6	Promissory Note #3, dated February 13, 2018, issued by the Company to JMJ Financial.	(4)
10.7	Appendix B to Loan Agreement, dated February 25, 2018, between the Company, Eastern Sphere and Global Smard Cards Inc.	(7)
10.8	Securities Purchase Agreement, dated January 3, 2018, between the Company and Crown Bridge Partners, LLC.	(7)
10.9	Convertible Promissory Note, dated January 3, 2018, issued by the Company to Crown Bridge Partners, LLC.	(7)
10.10	Common Stock Purchase Warrant, dated January 3, 2018, issued by the Company to Crown Bridge Partners, LLC.	(7)
10.11	Securities Purchase Agreement, dated January 30, 2018, between the Company and Labrys Fund, LP.	(7)
10.12	Convertible Promissory Note, dated January 30, 2018, issued by the Company to Labrys Fund, LP.	(7)
10.13	2018 Stock Incentive Plan	(7)
10.14	Appendix C to Loan Agreement, dated April 25, 2018, between the Company, Eastern Sphere and Global Smard Cards Inc.	*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from Blue Sphere Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to our Amendment to Annual Report on Form 10-K filed with the SEC on March 9, 2011.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on March 24, 2017.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 27, 2018.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2018.
(6)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on April 9, 2018.
(7)	Incorporated by reference to our Amendment to Annual Report on Form 10-K filed with the SEC on April 17, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: May 15, 2018

By:	/s/ Josef Keret
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: May 15, 2018