Form 10-Q
period 2018-06-30
BLUE SPHERE CORP.
filed 2018-08-20
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2018, there were 11,183,843 shares of common stock, par value $0.001 per share (“Common Stock”), issued and outstanding.

All amounts in our unaudited condensed consolidated financial statements are stated in United States Dollars (“U.S. $”, “$” or “USD”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Any reference to a United States Dollar equivalent is approximate and based on the exchange rate at the time of the referenced transaction.

All amounts of U.S. dollars in this quarterly report are expressed in thousands, except share and per share data.

As used in this quarterly report, the terms “we”, “us”, “our”, “Blue Sphere” or the “Company” mean Blue Sphere Corporation and its subsidiaries, unless the context clearly requires otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

 INTERIM CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2018

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2018	December 31, 2017
Assets	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	2,444	1,053
Inventory	783	1,989
Trade account receivables	1,784	1,876
Other current assets	3,970	3,724
Total current assets	8,981	8,642

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	17,903	17,416
INVESTMENTS IN NON-CONSOLIDATED AFFILIATES	13,709	12,562

OTHER LONG-TERM ASSETS	328	2,467

Total assets	40,921	41,087

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Current maturities of Debentures and long-term loans	6,085	6,680
Short term loans	6,608	4,151
Deferred payment due to the acquisition of the SPVs	3,113	2,068
Accounts payables	2,836	4,351
Other accounts payable	8,114	7,616
Total current liabilities	26,756	24,866

ACCRUED SEVERANCE PAY	21	18

LONG TERM BANK LOANS	12,935	13,274

LONG TERM LOANS AND LIABILITIES	3,625	3,682

ASSET RETIREMENT OBLIGATION	23	35

WARRANTS LIABILITY	5,767	653

COMMITMENTS AND CONTINGENCIES (Note 13)

TOTAL LIABILITIES	49,127	42,528

STOCKHOLDERS’ DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at June 30, 2018 and December 31, 2017. Issued and outstanding: 4,961,062 shares and 3,725,981 shares at June 30, 2018 and December 31, 2017, respectively.	5	4
Treasury shares	(28)	(28)
Accumulated Other Comprehensive Income	35	(83)
Additional paid-in capital	50,142	49,067
Accumulated deficit	(58,360)	(50,401)
Total Stockholders’ Deficit	(8,206)	(1,441)
Total liabilities and Stockholders’ Deficit	40,921	41,087

  The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Revenue from sales	$5,701	$—	$2,678	$—
COST OF REVENUES	4,399	—	2,142	—
GROSS PROFIT	1,302	—	536	—
OPERATING EXPENSES
General and administrative expenses	3,156	2,380	1,247	1,186
OPERATING LOSS	(1,854)	(2,380)	(711)	(1,186)
FINANCIAL EXPENSES (INCOME), net	3,250	1,652	2,242	712
LOSS FROM EXTINGUISHMENT OF DEBENTURE	—	615	—	—
LOSS (GAIN) FROM CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	3,882	(1,719)	3,769	(1,382)

NET LOSS BEFORE INCOME TAXES	(8,986)	(2,928)	(6,722)	(516)
INCOME (LOSS) TAXES	(121)	(45)	6	(45)
NET LOSS BEFORE EQUITY INCOME (LOSSES)	(9,107)	(2,973)	(6,716)	(561)
EQUITY INCOME IN NON-CONSOLIDATED AFFILIATES	1,148	6,808	862	6,441
EQUITY INCOME (LOSSES) IN NON-CONSOLIDATED SUBSIDIARIES	—	260	—	196
NET INCOME (LOSS) FOR THE PERIOD	$(7,959)	$4,095	$(5,854)	$6,076

Net income (loss) per common share - basic and diluted	$(2.01)	$1.81	$(1.42)	$2.58

Weighted average number of common shares outstanding during the period - basic and diluted	3,965,438	2,258,830	4,116,805	2,351,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET INCOME (LOSS)	$(7,959)	$4,095	$(5,854)	$6,076
Other comprehensive (income) loss, net of tax:
Currency translation adjustments	118	15	225	21
TOTAL COMPREHENSIVE INCOME (LOSS)	$(7,841)	$4,110	$(5,629)	$6,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value
	Shares	Amount	Proceeds on amount of Shares	Treasury Shares	Accumulated other comprehensive loss	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency

BALANCE AT DECEMBER 31, 2017 (Audited)	3,725,981	$4	$—	(28)	(83)	$49,067	$(50,401)	$(1,441)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2018 (Unaudited):
Issuance of common stock, net of issuance cost	92,500	*	—	—	—	182	—	182
Share issued upon conversion of loan	983,306	1	—	—	—	479	—	480
Share based Compensation	159,275	*	—	—	—	414	—	414
Comprehensive loss	—	—	—	—	118	—	(7,959)	(7,841)
BALANCE AT JUNE 30, 2018 (Unaudited)	4,961,062	$5	$—	$(28)	$35	$50,142	$(58,360)	$(8,206)

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
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2017 (Unaudited):
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

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended June 30
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,959)	$4,095
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share based payments	414	293
Depreciation	924	4
Extinguish of liability upon shares issuance	—	47
Equity (income) in non-consolidated subsidiaries	—	(260)
Equity income in non-consolidated affiliates	(1,148)	(6,808)
Expense in respect of convertible notes and loans	2,475	1,088
Loss from extinguishment of debenture	—	615
Changes in warrants liability	3,882	(1,718)
Expenses in respect of severance pay	3	4
Issuance of shares for services	—	132

Increase in related parties	—	128
Decrease in inventory	1,197	—
Decrease in trade accounts receivables	43	—
Decrease (increase) in other current assets	1,903	(96)
Increase (decrease) in accounts payables	(1,479)	579
Increase in other account payables	594	91
Net cash provided by (used in) operating activities	849	(1,806)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(805)	—
Payments on account of acquisition	—	(31)
Net cash used in investing activities	(805)	(31)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	2,506	1,500
Repayment of loans	(1,488)	(1,281)
Proceeds from Long term loans	232	26
Proceeds from issuance of shares and warrants, net	182	4,123
Net cash provided by financing activities	1,432	4,368

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,476	2,531

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	(85)	(7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,053	419

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,444	$2,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$324	$391

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission. The results of operations for the six-months ended June 30, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

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

In the second quarter of 2018 we continued to advance our goals and have managed to achieve certain milestones including; completing the primary development work for our biogas project in Brabant, Netherlands.  We now are working to complete the “financial close” for this project with our investing partners and begin construction.  Additionally, our four biogas facilities in the Pavia region of Italy have performed well in the second quarter of 2018 .  Each facility is operating above 90% capacity and we are currently exceeding our budgeted goals.  Our business development activities continue to move forward and our development pipeline remains robust.  We have also spent a considerable amount of time in the second quarter of 2018 working with investors and bankers to find the best financing solutions for Blue Sphere to fully capitalize on the opportunities that industry relationships are presenting to us.

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the six-months period and three-months period then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months period and three-months period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The June 30, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements except for revenue ASC 606 On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The Company adopted this pronouncement using the modified retrospective method effective January 1, 2018. Pursuant to Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services The adoption of this pronouncement did not have any material impacts related to the above noted areas, nor any impact to opening retained earnings as of January 1, 2018. Additionally, there were no material impacts on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

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

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

On February 28 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments clarify certain aspects of the guidance in Update 2016-01. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

On March 9, 2018 the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). The amendments in this Update supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117. This amendments is effective upon issuance.

On March 14, 2018 the FASB issued Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This amendment is effective upon issuance.

In May 2018, the FASB issued Codification Improvements to Topic 942, Financial Services—Depository and Lending. The amendments in this Update supersede the guidance within Subtopic 942-740 that has been rescinded by the OCC and no longer is relevant. A cross-reference between Subtopic 740-30, Income Taxes—Other Considerations or Special Areas, and Subtopic 942-740 is being added to the remaining guidance in Subtopic 740- 30 to improve the usefulness of the Codification. The amendments in this Update are effective upon issuance of this Update (May 2018).

In June 2018, the FASB issued Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

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

NOTE 4 – FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$3,113	$3,113
Warrants liability	$—	$—	$5,767	$5,767
Total liabilities	$500	$—	$8,880	$9,380

	As of December 31, 2017,
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,068	$2,068
Warrants Liability	$—	$—	$653	$653
Total liabilities	$500	$—	$2,721	$3,221

On May 14, 2015, the Company entered into a Share Purchase Agreement (the “Italy Projects Agreement”) with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (each, a “Seller” and collectively, the “Sellers”) through our indirect, wholly-owned subsidiary, Bluesphere Pavia S.r.l., pursuant to which we agreed to purchase one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l, (each, an “SPV ” and collectively, the “SPVs”), each of which is engaged in the operation of an anaerobic digestion biogas plant located in Italy for the production and sale of electricity. Under the Italy Projects Agreement, the Company agreed to pay the remaining balance of fifty percent (50%) of the purchase price along with annual interest rate of two percent (2%), less certain credits that is due to the sellers on the third anniversary of the closing date (the “Deferred Payment”). The Purchase Price is subject to certain adjustments and to an adjustment based on the actual EBITDA results in the 18 months following the Closing Date, per the following mechanism:

(a)	If the actual EBITDA in the 18 months following the Closing Date divided by 1.5 is greater than € 934, then the deferred payment shall be increased by the amount equal to fifty percent (50%) of the difference.
(b)	If the actual EBITDA in the 18 months following the Closing Date divided by 1.5 is lesser than € 934, then the deferred payment shall be reduced by the amount of the amount necessary to maintain a Purchase Price that yields an Equity IRR of twenty-five percent (25%), but not more than thirty-five percent (35%) of the remaining balance.

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

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Deferred payment due to the acquisition of the SPVs
Balance at December 31, 2017	$2,068
Changes in fair value, interest expense and translation adjustments	97
New liability accrued	1,142
Balance at June 30, 2018	$3,113

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

As of June 30, 2018, and December 31, 2017, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at December 31, 2017	$653
Issuance of warrants to JMJ recorded as prepaid expenses	1,232
Issuance of other warrants	394
Changes in fair value and issuance of other warrants	3,488
Balance at June 30, 2018	$5,767

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company had approximately $2,444 in cash and cash equivalents, approximately $17,775 in negative working capital, a stockholders’ deficit of approximately $8,206 and an accumulated deficit of approximately $58,360. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 6 – SHORT TERM LOAN AND DEBENTURES

This foregoing summarizes transactions previously reported by the Company on Form 8-K filed on December 28, 2015, on Form 8-K filed on March 24, 2017, on Form 8-K/A filed on December 28, 2017, and on Form 8-K/A filed on April 9, 2018.

As reported on Form 8-K/A by the Company on December 28, 2017, on December 23, 2015, the Company completed an offering with six investors (the “2015 Debenture Holders”), thereby issuing $3,000 of our two-year 11% Senior Debentures (the “2015 Debentures”) and warrants to purchase up to 61,544 shares of Common Stock, with 50% of such shares exercisable at a price per share of $6.50 and the other 50% of such shares exercisable at price per share of $9.75 (all such warrants, the “2015 Debenture Warrants”). On March 24, 2017, the Company and five of the six 2015 Debenture Holders, representing an aggregate principal balance of $2,000, amended the 2015 Debentures to provide that some or all of the principal balance, and accrued but unpaid interest thereon, is convertible into shares of our Common Stock at the 2015 Debenture Holders’ election. The 2015 Debenture Debentures initially matured on December 22, 2017 (the “2015 Debenture Maturity Date”). Between December 22, 2017 and December 28, 2017, the Company and the 2015 Debenture Holders entered into a letter agreement dated December 21, 2017 (the “First 2015 Debenture Letter Agreement”), pursuant to which (a) the Company and the 2015 Debenture Holders extended the 2015 Debenture Maturity Date to April 3, 2018; (a) the Company agreed to pay to the 2015 Debenture Holders, in the aggregate, $150, of which $30 was paid and $120 was payable on or before April 3, 2018; (c) the Company and the 2015 Debenture Holders amended the exercise price of the 2015 Debenture Warrants to $1.60 per share; and (d) the Company issued to the 2015 Debenture Holders five-year warrants to purchase, in the aggregate, up to 224,550 shares of Common Stock at $1.60 per share (the “First New Warrants”).

On May 23, 2018 and May 25, 2018 the Company paid to the Debentures Holders an aggregate of $241, consisting of an extension fee of $150 and interest of $91 for the period ended April 2, 1018. As of June 30, 2018, the Company was required to pay the 2015 Debenture Holders an aggregate of $78, consisting of an extension fee of $30 and interest of $48 for the period ended on June 30, 2018. The amount that was due on June 30, 2018 has not been paid as of the date of this report.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Extension of the August 2017 Loan Agreement

On August 20, 2017, the Company entered into a 90-day Loan Agreement with Global Smart cards Inc., an affiliated party of Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%). As of December 31, 2017, this note was not paid and extended through February 20, 2018 in consideration of $8. On February 25, 2018, this loan was extended to April 20, 2018 in consideration of $15 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion. On August 14, 2018, this loan was further extended for the first to occur of (i) another 100 days from June 20, 2018, (ii) seven calendar days after the Company receives an investment in debt or equity from a third-party of seven calendar days after the closing of the Company’s transaction in The Netherlands. In consideration of the lender’s willingness to so extend, the Company agreed to the following terms: (i) the remaining unpaid Loan accrued Principal unpaid interest and extra payments is $220, which shall bear interest at a fixed interest rate at the monthly rate of three and three-tenths percent (3.3%), (ii) an additional payment to the lender of $30 by September 20, 2018, (iii) the issuance of 40,000 more three-year warrants to purchase shares of common stock of the Company at a strike price equal to the lowest price published by Yahoo finance during the seven trading days prior to notice to the Company of intent to exercise the warrants and (iv) payment not later than the date on which the outstanding principal amount of the loan is repaid of any amount required to compensate the lender for exchange rate losses based on an exchange rate of USD 1 = NIS 3.63.

NOTE 7 – CONTINGENT

From time to time the Company may be a party to commercial and litigation matters involving claims against the Company. None of the Company’s directors, officers, nonconsolidated affiliates, or any owner of record or beneficially of more than five percent of the issued and outstanding shares of Common Stock, is involved in a material proceeding adverse to the Company and its subsidiaries or has a material interest adverse to the Company or its subsidiaries. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no current matters that would have a material effect on the Company’s financial position or results of operations and no contingent liabilities requiring accrual as of December 31, 2017.

Barkats Litigation

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against the Company and its Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of $428 (thousands), plus interest for a total of $652 (thousands). This Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York, Index No. 655600/2016. On October 26, 2016, without notice to the Company or its Chief Executive Officer or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting the Company and Mr. Palas from transferring or dissipating any assets up to $652. On October 31, 2016, the Company removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404, and on December 6, 2016, Mr. Barkats filed a motion to remand to the New York Court and request for oral argument. The Company terminated the services of JS Barkats LLC in 2012 and management believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO.

On July 10, 2017, the Federal Court granted JS Barkats PLLC’s motion to remand the action to the New York Court, but denied JS Barkats PLLC’s request for costs and fees in bringing its remand petition.  The Federal Court did not rule upon whether plaintiff’s complaint should be dismissed and/or the matter compelled to arbitration and did not rule upon Plaintiff’s motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Federal Court has since remanded the case back to the New York Court where it is currently pending.  On or about May 16, 2018, Plaintiff moved in state court for the entry of a default against the Company and Palas.  The Company and Palas opposed the motion and filed its own cross-motion to compel arbitration and both motions were submitted to the Court on June 6, 2018.  The Court has not yet ruled on the motions.

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

On March 30, 2018, the Court denied BSC’s motion for judgment on the pleadings and granted Prassas’ motion to dismiss counterclaims. Discovery will now begin and trial is scheduled for January 7, 2019.

Chijnsgoed Note

On June 7, 2018, we issued a non-interest bearing convertible note to Bedrijvenpark ‘t Chijnsgoed B.V., a private company with limited liability established in The Netherlands (“Chijnsgoed”) for the principal sum of Euro 282 (the “Chijnsgoed Note”). In connection with the Chijnsgoed Note, we entered into a note purchase agreement. The Chignsgoed Note will mature on September 1, 2018 and was issued as security for the payment of amounts owing under the lease between Chijnsgoed and Blue Sphere Brabant B.V., a subsidiary of the Company (“BSB”), dated October 3, 2016, as amended (the “Lease”), from February 1, 2018 through August 31, 2018 with such amounts being equal to the Principal Amount, as defined in the Chiinsgoed Note  (the “Lease Payment”). If BSB pays the Lease Payment in full on or before the maturity date, then the Chijnsgoed Note will be terminated and of no further force or effect.

Chijnsgoed has the right to convert all or part of the Chijnsgoed Note into shares of Common Stock at the market price (as reported on www.bloomberg.com or www.otcmarkets.com) at the time of conversion, in part or in whole at any time and from time to time. Any such conversion will reduce the principal sum and, thus, the number of shares into which the Principal Amount, as defined in the Chijnsgoed Note, may be converted by whatever amount is converted. Conversion of the Chijnsgoed Note into shares of Common Stock is the sole recourse of Chijnsgoed vis-à-vis the Company in the event that BSB does not make the Lease Payment in full on or before the maturity date. In no circumstance will the Company be required to pay or owe to Chijnsgoed any amount in cash. Any principal amount converted into shares of Common Stock will reduce the amount of the Lease Payment accordingly.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 8 – COMMON SHARES

Unregistered Sales of Equity Securities

Each of the transactions described below were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

Crown Bridge Partners Note

On January 3, 2018, the Company issued a Convertible Promissory Note to Crown Bridge Partners, LLC, having a principal amount of $339, of which $30 constituted an original issue discount, in exchange for $309, payable in tranches (the “Crown Note”).  In contemplation thereof, the Company and Crown Bridge Partners, LLC entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue the Crown Note and five-year warrants to purchase shares of Common Stock and included piggyback registration rights for Common Stock issued and underlying such securities.  On or about January 11, 2018, Crown Bridge Partners, LLC paid $103 to the Company under the first tranche, having an original discount amount of $10, resulting in an outstanding principal balance under the Crown Note of $113; as of the date hereof, no additional tranches have been funded.  The Crown Note matures on January 3, 2019, and bears interest at a rate of 10%, which will increase to 12% upon default. The holder may convert the Crown Note any time, at a conversion price that is equal to the lowest sale price during the 20 trading days prior to the date of the notice to convert.  The Crown Note may be prepaid, subject to a tiered premium scale ranging from 110%-135% of outstanding amounts due under the Crown Note.  The Crown Note contains terms found in like instruments for equitable conversion price adjustments.  Crown Bridge Partners, LLC has a right of first refusal to match any capital or financing terms offered by any third party. On January 3, 2018, the Company issued to Crown Bridge Partners, LLC a five-year Warrant to purchase up to 56,500 shares of Common Stock at an exercise price of $3.15 per share, subject to adjustment.  The foregoing descriptions of the Crown Note, Securities Purchase Agreement and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Labrys Fund Note

On January 30, 2018, the Company issued a Convertible Promissory Note to Labrys Fund, LP, having a principal amount of $500 of which $50 constituted an original issue discount, in exchange for $450, payable in tranches (the “Labrys Note”).  In contemplation thereof, the Company and Labrys Fund, LP entered into a Securities Purchase Agreement. On or about January 30, 2018, Labrys Fund, LP paid $153 to the Company under the first tranche, having an original discount amount of $17, resulting in an outstanding principal balance under the Labrys Note of $170; as of the date hereof,  no additional tranches have been funded.  The Labrys Note matures on July 29, 2018, and bears interest at a rate of 12%, which will increase to 24% upon default. The holder may convert the Labrys Note any time, at a conversion price that the lower of the lowest sale price during the 20 trading days prior to (a) the date of the notice to convert or (b) the date of the Labrys Note.  The outstanding amounts due under the Labrys Note may be prepaid prior to maturity, at the default interest rate plus a $750 in fixed fees.  The Labrys Note contains terms found in like instruments for equitable conversion price adjustments. Pursuant to the Securities Purchase Agreement with Labrys Fund, LP, on January 31, 2018, the Company issued 7,500 shares of Common Stock as a commitment fee and 85,000 shares of Common Stock, returnable upon proper repayment of the Labrys Note.  The foregoing descriptions of the Labrys Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

LG Capital Note

On May 11, 2018, we issued a 12% convertible redeemable note to LG Capital Funding, LLC (“LG Capital”) for the principal sum of $79 (the “LG Capital Note”). In connection with the LG Capital Note, the Company and LG Capital entered into a Securities Purchase Agreement. The LG Note will mature on May 11, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a premium equal to 150% multiplied by the sum of the remaining principal plus accrued interest. Any amount of principal or interest on the LG Capital Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

LG Capital has the right beginning on the date which is one hundred eighty (180) days following the date of the LG Capital Note to convert all or any part of the outstanding and unpaid principal amount of the LG Capital Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 58% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The LG Capital Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the LG Capital Note), the LG Capital Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Adar Note

On May 14, 2018, we issued a 12% convertible redeemable note to Adar Bays, LLC (“Adar”) for the principal sum of $57 (the “Adar Note”). In connection with the Adar Note, the Company and Adar entered into a Securities Purchase Agreement. The Adar Note will mature on May 14, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a premium of 150% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Adar Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Adar has the right to convert all or any part of the outstanding and unpaid principal amount of the Adar Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 58% multiplied by of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future for the twenty prior trading days including the date of conversion. The Adar Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Adar Note), the Adar Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Coolidge Note

On May 17, 2018, we issued a 12% convertible promissory note to Coolidge Capital LLC (“Coolidge Capital”) for the principal sum of $75 (the “Coolidge Note”). In connection with the Coolidge Note, the Company and Coolidge entered into a Securities Purchase Agreement. The Coolidge Note will mature on May 17, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 115% to 140% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Coolidge Note which is not paid when due shall bear interest at the rate of twenty four percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Coolidge has the right beginning on the date which is one hundred eighty (180) days following the date of the Coolidge Note to convert all or any part of the outstanding and unpaid principal amount of the Coolidge Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the common stock during the Thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market as reported by a reliable reporting service designated by Coolidge.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

In the case of an Event of Default (as defined in the Coolidge Note), the Coolidge Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

If the Company fails to pay any default amounts within five (5) business days of written notice that such amount is due and payable, then Coolidge shall have the right at any time, to require the Company, to immediately issue, in lieu of the amounts due in connection with an event of default, the number of shares of common stock of the Company equal to the relevant default amount payable divided by the Conversion Price then in effect.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

GS Capital Note

On May 17, 2018, we issued a 10% convertible redeemable note to GS Capital Partners, LLC (“GS Capital”) for the principal sum of $110 (the “GS Capital Note”). In connection with the GS Capital Note, the Company and GS Capital entered into a Securities Purchase Agreement. The GS Capital Note contained a $3 original issue discount such that purchase price was $107. The GS Note will mature on May 17, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 110% to 140% of the outstanding principal plus accrued interest. Any amount of principal or interest on the GS Capital Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

GS Capital has the right beginning on the date which is one hundred eighty (180) days following the date of the GS Capital Note to convert all or any part of the outstanding and unpaid principal amount of the GS Capital Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 60% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The GS Capital Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the GS Capital Note), the GS Capital Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Auctus Note

One May 22, 2018, we issued a 12% convertible promissory note to Auctus Fund, LLC (“Auctus”) for the principal sum of $114 (the “Auctus Note”). In connection with the Auctus Note, we entered into a securities purchase agreement. The Auctus Note will mature on May 22, 2019 and may be pre-paid in whole or in part for the life of the Note at a tiered premium ranging from 135% to 150% of the outstanding principal plus accrued interest plus Default Interest (if any). Any amount of principal or interest on the Auctus Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Auctus has the right to convert all or any part of the outstanding and unpaid principal amount of the Auctus Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the Auctus Note and (ii) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for shares of Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by Auctus. The Auctus Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Auctus Note), the Auctus Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price. If the Auctus Note is not paid at its Maturity Date, then the outstanding principal due under the Auctus Note shall increase by Fifteen Thousand and no/100 dollars ($15).

Auctus shall have the right at any time, to require the Company to immediately issue, in lieu of the amounts due in connection with an event of default, the number of shares of common stock of the Company equal to the relevant default amount payable divided by the Conversion Price then in effect.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Auctus Warrant

In connection with the Auctus Note, on May 22, 2018, we also issued Auctus a warrant (the “Auctus Warrant”) to purchase from the Company during the Exercise Period up to 40,715 shares of its common stock (the “Auctus Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the warrant) at the Auctus Exercise Price per share then in effect. For purposes of the Auctus Warrant, the term “Auctus Exercise Price” means $1.40, subject to adjustment as provided therein (including but not limited to cashless exercise), and the term “Auctus Exercise Period” shall mean the period commencing on the Issuance Date and ending on 5:00 p.m. eastern standard time on the five-year anniversary thereof.

If the Company or any subsidiary thereof, as applicable, at any time while the Auctus Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Auctus Note), at an effective price per share less than the then Auctus Exercise Price (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) (if the holder of the common stock or common stock equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of common stock at an effective price per share which is less than the Auctus Exercise Price, such issuance shall be deemed to have occurred for less than the Auctus Exercise Price on such date of the Dilutive Issuance), then the Auctus Exercise Price shall be reduced at the option of Auctus and only reduced to equal the Base Share Price, and the number of Auctus Warrant Shares issuable thereunder shall be increased such that the aggregate Auctus Exercise Price payable thereunder, after taking into account the decrease in the Auctus Exercise Price, shall be equal to the aggregate Auctus Exercise Price prior to such adjustment. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

ONE44 Capital Note

On May 22, 2018, we issued a 10% convertible redeemable note to ONE44 Capital LLC (“144 Capital”) for the principal sum of $113 (the “144 Capital Note”). In connection with the 144 Capital Note, we entered into a securities purchase agreement. The 144 Capital Note will mature on May 22, 2019 and may be pre-paid in whole or in part for the life of the Note at a tiered premium ranging from 120% to 140% of the outstanding principal plus accrued interest. Any amount of principal or interest on the 144 Capital Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

144 Capital has the right beginning on the date which is one hundred eighty (180) days following the date of the 144 Capital Note to convert all or any part of the outstanding and unpaid principal amount of the 144 Capital Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 60% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The 144 Capital Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the 144 Capital Note), the 144 Capital Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Coventry Note

On June 1, 2018, we issued a 10% convertible redeemable note to Coventry Enterprises, LLC (“Coventry”) for the principal sum of $55 out of which, OID amounted to $5 and the net amount received was $50 (the “Coventry Note”). In connection with the Coventry Note, we entered into a securities purchase agreement. The Coventry Note will mature on June 1, 2019 and may be pre-paid in whole or in part for the life of the Note at a premium of 135% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Coventry Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Coventry has the right beginning on the date which is one hundred eighty (180) days following the date of the Coventry Note to convert all or any part of the outstanding and unpaid principal amount of the Coventry Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 60% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The Coventry Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Coventry Note), the Coventry Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Power Up Notes

On June 14, 2018, we issued a 12% convertible promissory note to Power Up Lending Group Limited (“Power Up”) for the principal sum of $63 (the “Power Up Note No.1”). In connection with the Power Up Note No. 1, the Company and Power Up entered into a Securities Purchase Agreement. The Power Up Note will mature on March 30, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 112% to 130% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Power Up Note No. 1 which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Power Up has the right beginning on the date which is one hundred eighty (180) days following the date of the Power Up Note No. 1 to convert all or any part of the outstanding and unpaid principal amount of the Power Up Note No. 1 into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 65% multiplied by the Market Price (as defined below). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for shares of Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service designated by Power Up. The Power Up Note No. 1 contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Power Up Note No. 1), the Power Up Note No. 1 shall become immediately due and payable and the Company shall pay to Power Up an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the Power Up Note No. 1 plus (x) accrued and unpaid interest on the unpaid principal amount of the Power Up Note No. 1 to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any penalties or other applicable amounts. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

On June 22, 2018, we issued a 12% convertible promissory note to Power Up for the principal sum of $53 (the “Power Up Note No. 2”). In connection with the Power Up Note No. 2, the Company and Power Up entered into a Securities Purchase Agreement. The Power Up Note No. 2 will mature on March 30, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 112% to 130% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Power Up Note No. 2 which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Power Up has the right beginning on the date which is one hundred eighty (180) days following the date of the Power Up Note No. 2 to convert all or any part of the outstanding and unpaid principal amount of the Power Up Note No. 2 into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 65% multiplied by the Market Price (as defined below). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for shares of Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service designated by Power Up. The Power Up Note No. 2 contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Power Up Note No. 2), the Power Up Note No. 2 shall become immediately due and payable and the Company shall pay to Power Up an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the Power Up Note No. 2 plus (x) accrued and unpaid interest on the unpaid principal amount of the Power Up Note No. 2 to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any penalties or other applicable amounts. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Conversions of Convertible Notes During the Three-Months Ended June 30, 2018

In connection with the convertible promissory note issued to Power Up Lending Group Ltd. by the Company, dated October 30, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on May 8, 2018 the Company issued 15,806 shares for $15, of principal and interest amounts due; (b) on May 15, 2018 the Company issued 21,899 shares for $20 of principal and interest amounts due; (c) on May 21, 2018 the Company issued 11,353 shares for $10 of principal and interest amounts due; (d) on May 24, 2018 the Company issued 16,556 shares for $12 of principal and interest amounts due; (e) on May 30, 2018 the Company issued 13,797 shares for $10 of principal and interest amounts due; (f) on June 5, 2018 the Company issued 23,077 shares for $15 of principal and interest amounts due; (g) on June 18, 2018 the Company issued 45,468 shares for $15 of principal and interest amounts due; (h) on June 19, 2018 the Company issued 30,312 shares for $10 of principal and interest amounts due; (i) on June 21, 2018 the Company issued 56,969 shares for $15 of principal and interest amounts due; (j) on June 22, 2018 the Company issued 47,337 shares for $12 of principal and interest amounts due; (k) on June 27, 2018 the Company issued 61,526 shares for $15 of principal and interest amounts due; and (l) on June 28, 2018 the Company issued 54,061 shares for $4 of principal and interest amounts due. Between May 8, 2018 and June 28, 2018, in the aggregate, the Company issued a total of 398,161 shares of Common Stock to Power Up Lending Group Ltd. upon the conversion of $164 of amounts due and convertible under such note, for an average conversion price of $0.4073 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $0.

In connection with the convertible promissory note issued to JSJ Investments, Inc. by the Company, dated November 22, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on June 15, 2018 the Company issued 137,362 shares for $50 of principal amounts due; (b) on June 27, 2018 the Company issued 129,001 shares for $30 of principal and interest amounts due. Between June 15, 2018 and June 27, 2018, in the aggregate, the Company issued a total of 266,363 shares of Common Stock to JSJ Investments, Inc. upon the conversion of $80 of amounts due and convertible under such note, for an average conversion price of $0.301 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $0.

In connection with the convertible promissory note issued to EMA Financial, LLC by the Company, dated December 4, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on June 19, 2018 the Company issued 40,000 shares for $9 of principal and conversion fee amounts due; (b) on June 26, 2018 the Company issued 115,000 shares for $21 of principal and conversion fee amounts due. Between June 19, 2018 and June 26, 2018, in the aggregate, the Company issued a total of 155,000 shares of Common Stock to EMA FINANCIAL, LLC upon the conversion of $30 of amounts due and convertible under such note, for an average conversion price of $0.1916 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $98.

In connection with the convertible promissory note issued to MORNINGVIEW FINANCIAL, LLC by the Company, dated November 21, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on May 29, 2018 the Company issued 32,468 shares for $10 of principal and conversion fee amounts due; (b) on June 11, 2018 the Company issued 34,091 shares for $11 of principal and conversion fee amounts due; (c) on June 20, 2018 the Company issued 34,091 shares for $7 of principal and conversion fee amounts due; (d) on June 25, 2018 the Company issued 63,132 shares for $13 of principal and conversion fee amounts due. Between May 29, 2018 and June 25, 2018, in the aggregate, the Company issued a total of 163,782 shares of Common Stock to MORNINGVIEW FINANCIAL, LLC upon the conversion of $40 of amounts due and convertible under such note, for an average conversion price of $0.243 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $132.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 9 – SUBSEQUENT EVENTS

SEC Inquiry

As previously reported, on August 22, 2017, the Company received a letter from the Division of Enforcement, U.S. Securities & Exchange Commission (the “SEC”), asking the Company to voluntarily provide documents and other information relating to whether the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q filed on February 22, 2016 and May 23, 2016 were reviewed by an independent public accounting firm, as required by SEC Regulation S-X.  On July 10, 2018, the Company received a termination letter from the SEC Division of Enforcement stating that the investigation was complete, and that it did not intend to recommend an enforcement action against the Company (the “Termination Letter”). The Termination Letter also stated that, pursuant to SEC guidelines, the notice should not be “construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.”

Extension of Dates In Connection with Securities Issued to JMJ Financial and Global Smart cards Inc.

As previously reported, on February 21, 2018, the Company and JMJ Financial (“JMJ”) entered into a Loan Extension, Additional Investment & Conversion Agreement (the “JMJ Extension Agreement”), which amended the Securities Purchase Agreement between the Company and JMJ dated October 24, 2016 (as amended, the “JMJ SPA”), the Promissory Note issued by the Company to JMJ, dated October 24, 2016 (as amended, the “JMJ Note”) and the seven (7) warrants issued by the Company to JMJ, dated October 24, 2016, December 20, 2016, February 14, 2017, March 14, 2017, April 13, 2017, May 11, 2017, and June 7, 2017 (as amended, the “Original JMJ Warrants”).  In connection with two additional investments under the JMJ Note, the Company thereafter issued two warrants to JMJ on February 22, 2018 and March 14, 2018 (together with the Original JMJ Warrants, the “JMJ Warrants”).

On July 26, 2018, the Company and JMJ entered into Amendment No. 11 to the JMJ SPA, JMJ Note and JMJ Warrants (“JMJ Amendment No. 11”), pursuant to which the parties agreed to extend (a) the maturity date of the JMJ Note to August 31, 2018; (b) the date origination shares of Common Stock under the JMJ SPA are issuable, and the date of the pricing reset in connection therewith, to September 15, 2018; (c) the date to receive conditional approval from The NASDAQ Capital Market to August 31, 2018; and (d) the date under the JMJ Extension Agreement pursuant to which the Company must consummate a public offering and up-list its shares of Common Stock to The NASDAQ Capital Market, such that amounts due under the JMJ  note will become convertible into shares of Common Stock, to August 31, 2018.  In addition, JMJ conditionally agreed to waive any default in connection with the original dates, except to the extent of damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, if the Company triggers an event of default or breach any terms of the JMJ SPA, JMJ Note and JMJ Warrants, as the case may be, subsequent to JMJ Amendment No. 11.  The foregoing description of the JMJ Amendment No. 11 is not complete and is qualified in its entirety by reference to the full text of the JMJ Amendment No. 11.

On August 9, 2018, JMJ elected to exercise the JMJ Warrant dated October 24, 2016 into 466,172 shares of Common Stock on a cashless basis, for an aggregate exercise amount under the JMJ Warrant of $10,250.

As previously reported, on August 20, 2017, the Company entered into a 90-day Loan Agreement with Global Smart cards Inc., an affiliated party of Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%). As of December 31, 2017, this note was not paid and was extended through February 20, 2018 in consideration of $8. On February 25, 2018, this loan was further extended to April 20, 2018 in consideration of $15 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo Finance for the seven (7) trading days prior to the holder’s notice of conversion. On August 14, 2018, this loan was further extended until the first to occur of (i) another 100 days from June 20, 2018, (ii) seven calendar days after the Company receives an investment in debt or equity from a third-party or (iii) seven calendar days after the closing of the Company’s transaction in The Netherlands. In consideration of the lender’s willingness to so extend, the Company agreed to the following terms: (i) the remaining unpaid Loan accrued Principal unpaid interest and extra payments is $220, which shall bear interest at a fixed interest rate at the monthly rate of three and three-tenths percent (3.3%), (ii) an additional payment to the lender of $30 by September 20, 2018, (iii) the issuance of 40,000 more three-year warrants to purchase shares of common stock of the Company at a strike price equal to the lowest price published by Yahoo Finance during the seven trading days prior to notice to the Company of intent to exercise the warrants and (iv) payment not later than the date on which the outstanding principal amount of the loan is repaid of any amount required to compensate the lender for exchange rate losses based on an exchange rate of USD 1 = NIS 3.63.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Conversions of Convertible Notes After the Three-Months Ended June 30, 2018

In connection with the convertible promissory note issued to EMA Financial, LLC by the Company, dated December 4, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 5, 2018 the Company issued 120,000 shares for $12 of principal and conversion fee amounts due; (b) on July 13, 2018 the Company issued 250,000 shares for $20 of principal and conversion fee amounts due; (c) on July 25, 2018 the Company issued 300,000 shares for $12 of principal and conversion fee amounts due; (d) on August 8, 2018 the Company issued 430,000 shares for $6.5 of principal and conversion fee amounts due. Between July 5, 2018 and August 8, 2018, in the aggregate, the Company issued a total of 1,100,000 shares of Common Stock to EMA FINANCIAL, LLC upon the conversion of $51 of amounts due and convertible under such note, for an average conversion price of $0.0465 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $51.

In connection with the convertible promissory note issued to MORNINGVIEW FINANCIAL, LLC by the Company, dated November 21, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 103,536 shares for $20.5 of principal and conversion fee amounts due; (b) on July 10, 2018 the Company issued 119,555 shares for $12.5 of principal and conversion fee amounts due; (c) on July 13, 2018 the Company issued 141,515 shares for $12.5 of principal and conversion fee amounts due; (d) on July 23, 2018 the Company issued 275,483 shares for $12.5 of principal and conversion fee amounts due; (e) on August 3, 2018 the Company issued 383,839 shares for $9.5 of principal and conversion fee amounts due; (f) on August 10, 2018 the Company issued 422,078 shares for $6.5 of principal and conversion fee amounts due. Between July 2, 2018 and August 10, 2018, in the aggregate, the Company issued a total of 1,446,006 shares of Common Stock to MORNINGVIEW FINANCIAL, LLC upon the conversion of $74 of amounts due and convertible under such note, for an average conversion price of $0.051176 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $61.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

In connection with the convertible promissory note issued to Jabro Funding Corp. by the Company, dated October 30, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 64,103 shares for $15 of principal amounts due; (b) on July 6, 2018 the Company issued 91,813 shares for $12 of principal amounts due; (c) on July 10, 2018 the Company issued 121,457 shares for $15 of principal amounts due; (d) on July 17, 2018 the Company issued 142,450 shares for $15 of principal amounts due; (e) on July 18, 2018 the Company issued 199,145 shares for $21 of principal and interest amounts due; (f) on July 26, 2018 the Company issued 77,780 shares for $3 of interest amounts due. Between July 2, 2018 and July 26, 2018, in the aggregate, the Company issued a total of 696,748 shares of Common Stock to Jabro Funding Corp. upon the conversion of $81 of amounts due and convertible under such note, for an average conversion price of $0.1163 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $0.

In connection with the convertible promissory note issued to Altshuler Shaham Netz by the Company, dated December 10, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 76,870 shares for $11 of principal and interest amounts due; (b) on July 18, 2018 the Company issued 269,437 shares for $19 of principal and interest amounts due; (c) on July 30, 2018 the Company issued 269,300 shares for $7 of principal and interest amounts due; (d) on August 13, 2018 the Company issued 387,035 shares for $4 of principal and interest amounts due. Between July 2, 2018 and August 13, 2018, in the aggregate, the Company issued a total of 1,002,642 shares of Common Stock to Altshuler Shaham Netz upon the conversion of $40 of amounts due and convertible under such note, for an average conversion price of $0.03893 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $176.

In connection with the convertible promissory note issued to Crown Bridge Partners LLC., by the Company, dated January 3, 2018, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 13, 2018 the Company issued 160,000 shares for $10 of principal and conversion fee amounts due; (b) on July 18, 2018 the Company issued 247,000 shares for $16 of principal and conversion fee amounts due; (c) on August 10, 2018 the Company issued 433,000 shares for $5 of principal and conversion fee amounts due . Between July 13, 2018 and August 10, 2018, in the aggregate, the Company issued a total of 840,000 shares of Common Stock to Crown Bridge Partners LLC., upon the conversion of $32 of amounts due and convertible under such note, for an average conversion price of $0.0376 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $83.

In connection with the convertible promissory note issued to Labrys Funds LP., by the Company, dated January 30, 2018, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on August 1, 2018 the Company issued 306,226 shares for $10 of principal amounts due; (b) on August 8, 2018 the Company issued 398,000 shares for $7 of interest amounts due; (c) on August 14, 2018 the Company issued 433,160 shares for $6 of principal and interest amounts due. Between August 1, 2018 and August 14, 2018, in the aggregate, the Company issued a total of 1,137,386 shares of Common Stock to Labrys Funds LP., upon the conversion of $23 of amounts due and convertible under such note, for an average conversion price of $0.0206 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $158.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

JSJ Investments Note

On July 13, 2018, we issued a 12% convertible promissory note to JSJ Investments, Inc. (“JSJ”) for the principal sum of $83 (the “JSJ Note”). In connection with the JSJ Note, the Company and JSJ entered into a Securities Purchase Agreement. The JSJ Note contained a $3 original issue discount such that purchase price was $80. The JSJ Note will mature on July 13, 2019 and may be pre-paid in whole or in part without the consent of JSJ for the 180-day period following the date of issuance at a tiered premium ranging from 115% to 130% of the outstanding principal plus accrued interest. After 180 days from the date of issuance, the Company may pre-pay the JSJ Note at a premium of 140% of the then outstanding principal plus accrued interested and Default Interest (as defined below). Any amount of principal or interest on the JSJ Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid (“Default Interest”).

JSJ has the right beginning on the date which is one hundred eighty (180) days following the date of the JSJ Note to convert all or any part of the outstanding and unpaid principal amount of the JSJ Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to a 35% discount to the lowest trading price during the previous fifteen (15) trading days to the date of a conversion notice. The JSJ Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the JSJ Note), the JSJ Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

Mai Pai Note

On August 1, 2018, we issued a non-interest bearing note to Mai Pai Investments Limited (“Mai Pai”) for the principal sum of NIS 180 (the “Mai Pai Note”). The Mai Pai Note will mature on November 1, 2018 and may be pre-paid in whole or part at no penalty at any time at the option of the Company.

In consideration of receiving NIS 180 from Mai Pai, the Company issued Mai Pai 400,000 shares of its common stock and three-year warrants to purchase 400,000 shares of its common stock at the closing price of its shares of common stock on August 1, 2018. In the event that Mai Pai Note is not repaid in full on November 1, 2018, $5 will be added to the principal amount of the Mai Pai Note in addition to any other remedies Mai Pai may have.

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

In 2016, pursuant to our BOO business model, we initiated the construction, financing and management of our projects in North Carolina and Rhode Island. Our North Carolina project commenced commercial operations on November 18, 2016, and our Rhode Island project commenced commercial operations on August 24, 2017. Since connecting to the grid in both facilities and because of the EPC’s bankruptcy in 2017 we are continually upgrading and retrofitting both facilities. At the same time, they are accepting and feeding into the system liquid waste to keep AD system alive. We are in the process of hiring new EPC to finish the upgrading and retrofitting in both facilities.

In 2015, we initiated our execution strategy by acquiring four Italian subsidiaries (the “SPVs”), each of which owns an operational anaerobic digester with approximately 1 MW of capacity in Italy. Further, in 2017, we acquired another Italian subsidiary, which owns and operates a 0.995 Kw plant for the production of electricity from vegetal oil located in Udine, Italy. We previously applied the equity method of accounting for the SPVs, because our former agreements for the operation of the facilities with our former operator prevented us from exercising a controlling influence over operating policies of the SPVs’ facilities; however, on July 18, 2017 we terminated those agreements, subsequently entered into agreements with a new operator and have since consolidated the SPVs in our financial statements.

The foregoing achievements have put a tremendous burden on our human and financial resources. We continue to expand our BOO and strategic acquisition activities and plan to do so in the coming years, which will require adding members to our team and additional capital investments.

In the second quarter of 2018 we continue to advance our goals and have managed to achieve certain milestones including; completing the primary development work for our biogas project in Brabant, Netherlands.  We now are working to complete the “financial close” for this project with our investing partners and begin construction.  Additionally, our four biogas facilities in the Pavia region of Italy have performed well in the first quarter of this year.  Each facility is operating above 90% capacity and we are currently exceeding our budgeted goals.  Our business development activities continue to move forward and our development pipeline remains robust.  We have also spent a considerable amount of time in the first quarter working with investors and bankers to find the best financing solutions for Blue Sphere to fully capitalize on the opportunities that industry relationships are presenting to us.

Results of Operations – For the Three-Months Ended June 30, 2018 Compared to the Three-Months Ended June 30, 2017

(U.S. dollars in thousands except share and per share data)

Revenue from Services

Revenue from Sales of Electricity & Services for the three-month period ended June 30, 2018 were $2,678 as compared to $0 revenues from services for the three-month period ended June 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l

US GAAP accounting standards required Blue Sphere to report the income of its wholly owned subsidiaries on a non-consolidated basis until August 2017. US GAAP also required Blue Sphere report the income from Nonconsolidated Affiliates as Equity Earnings. Blue Sphere believes that these accounting standards do not provide the most representative description of the total revenues generated by the company and or its subsidiaries during the past three months.

Cost of Revenues

Cost of revenues for the three-month period ended June 30, 2018 were $2,142 as compared to $0 for the three-month period ended June 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

Gross Profit

Gross profits for the three-month period ended June 30, 2018 were $536 as compared to $0 for the three-month period ended June 30, 2017. The increaseis attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2018 were $1,247 as compared to $1,186 for the three-month period ended June 30, 2017.

Financial Expenses (income), net

Financial Expenses (income), net for the three-month period ended June 30, 2018 were $2,242 as compared to $712 for the three-month period ended June 30, 2017. The increase is attributable to the consolidation of the Italian companies in 2018 in the amount of $570 and the rest is attributed to an increase in Financial expenses in BLC.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the three-month period ended June 30, 2018 were $862 as compared to $6,441 for the three-month period ended June 30, 2017. The decrease is attributable to a revaluation of the Rhode Island projects at 2017 that created a one-time equity revenue.

Equity Income in Nonconsolidated Subsidiaries

Equity earnings in Nonconsolidated Subsidiaries for the three-month period ended June 30, 2018 were $0 as compared to a loss of $196, for the three-month period ended June 30, 2017. Our income for the three-month period ended June 30, 2017 is attributable only to our share of the net income generated by the SPVs since we used the equity method. As of August 2017, we are consolidating all financial activities from our Italian subsidiaries.

Net Loss

We incurred a net loss of $5,854 for the three-month period ended June 30, 2018, as compared to net income of $6,076 for the three-month period ended June 30, 2017. The increase in net loss is mainly attributed to a one-time event that triggered a one-time equity income for the company in the amount of $6,441 at three-month period ended June 30, 2017, while in three-month period ended June 30, 2018 there are a significant non-cash interest expenses in the amount of $6,300.

Results of Operations – For the Six-Months Ended June 30, 2018 Compared to the Six-Months Ended June 30, 2017

Revenue from Services

Revenue from Sales of Electricity & Services for the six-month period ended June 30, 2018 were $5,701 as compared to $0 revenues from services for the six-month period ended June 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

US GAAP accounting standards required Blue Sphere to report the income of its wholly owned subsidiaries on a non-consolidated basis until August 2017. US GAAP also required Blue Sphere report the income from Nonconsolidated Affiliates as Equity Earnings. Blue Sphere believes that these accounting standards do not provide the most representative description of the total revenues generated by the company and or its subsidiaries during the past three months.

Cost of Revenues

Cost of revenues for the six-month period ended June 30, 2018 was $4,399 as compared to $0 for the six-month period ended June 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

Gross Profit

Gross profits for the six-month period ended June 30, 2018 were $1,302 as compared to $0 for the six-month period ended June 30, 2017. The increaseis attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2018 were $3,156 as compared to $2,380 for the six-month period ended June 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l, as well as the initiation expenses of the Netherland project and increase in share-based compensation to employees directors and officers.

Financial Expenses (income), net

Financial Expenses (income), net for the six-month period ended June 30, 2018 were $3,250 as compared to $1,652 for the six-month period ended June 30, 2017. The increase is attributable to increase of $951 in BLS Pavia and BLS Italy following the consolidation and the rest is attributable to BSC activity as well as increase in non-cash interest expenses in the amount $660.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the six-month period ended June 30, 2018 were $1,148 as compared to $6,808 for the six-month period ended June 30, 2017. The decrease is attributable to revaluation of the North Carolina and Rhode Island projects at 2017 that created a one-time equity revenue.

Equity Income in Nonconsolidated Subsidiaries

Equity earnings in Nonconsolidated Subsidiaries for the six-month period ended June 30, 2018 were $0 as compared to a income of $260, for the six-month period ended June 30, 2017. Our income for the six-month period ended June 30, 2017 is attributable only to our share of the net income generated by the SPVs since we used the equity method. As of August 2017, we are consolidating all financial activities from our Italian subsidiaries.

Net Loss

We incurred a net loss of $7,959 for the six-month period ended June 30, 2018, as compared to net income of $4,095 for the six-month period ended June 30, 2017. The increase is attributable to the decrease in Income in Nonconsolidated affiliates from $6,808 for the six-month period ended June 30, 2017 to $1,148 for the six-month period ended June 30, 2018. The main Decrease is attributed to a one-time event that triggered one- time equity income for the company amounted to 6.8M USD at three-month period ended June 30, 2017, while in three-month period ended June 30, 2018 there are a significant non-cash interest expenses in the amount of 6.3M USD.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2018, we had cash of $2,444 as compared to $2,940 as of June 30, 2017. As of June 30, 2018, we had a working capital deficit of $17,775 as compared to a deficit of $3,727 as of June 30, 2017. The increase in our working capital deficit is mainly attributable to increase in current maturities of debentures and long-term loans in the amount of $2,217, increase of other accounts payable in the amount of $5,686 increase of short term loan in the amount of $5,791 and increase in deferred payment due to the acquisition of the SPV’s that was presented on June 30, 2017, as a long term liability. The increase in our working capital deficit was mitigated by, increase in inventory in the amount of $783 increase in trade account receivable in the amount of $1,784 and increase in other current assets in the amount of $3,756.

Net cash provided in operating activities was $849 for the six-month period ended June 30, 2018, as compared to net cash used in the amount of $1,806 for the six-month period ended June 30, 2017. The increase in net cash provided is mainly attributed to depreciation of $920 and a decrease in other current assets $3,239 which was mitigated by a decrease in account payable of $2,059.

Net cash flows used in investing activities was $805 for the six-month period ended June 30, 2018, as compared to $31 for the six-month period ended June 30, 2017. The increase was due to a purchase of property and equipment.

Net cash flows provided by financing activities was $1,432 for the six-month period ended June 30, 2018, as compared to approximately $4,368 for the six-month period ended June 30, 2017. The decrease in cash provided by financing activities was due to decrease in proceeds from issuance of shares and warrants due to offerings that we conducted.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our condensed consolidated financial statements in Part I, Item 1 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments and fair value of the acquired assets and liabilities as part of the purchase price allocation because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

Off-Balance Sheet Arrangements

As at June 30, 2018, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the period ended June 30, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and in the process of developing procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal year ending December 31, 2018.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period ended June 30, 2018. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Barkats Litigation

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against the Company and its Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from June 9, 2011 through April 23, 2012 in the amount of $428 (thousands), plus interest for a total of $652 (thousands). This Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York, Index No. 655600/2016. On October 26, 2016, without notice to the Company or its Chief Executive Officer or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting the Company and Mr. Palas from transferring or dissipating any assets up to $652. On October 31, 2016, the Company removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404, and on December 6, 2016, Mr. Barkats filed a motion to remand to the New York Court and request for oral argument. The Company terminated the services of JS Barkats LLC in 2012 and management believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO.

On July 10, 2017, the Federal Court granted JS Barkats PLLC’s motion to remand the action to the New York Court, but denied JS Barkats PLLC’s request for costs and fees in bringing its remand petition.  The Federal Court did not rule upon whether plaintiff’s complaint should be dismissed and/or the matter compelled to arbitration and did not rule upon Plaintiff’s motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Federal Court has since remanded the case back to the New York Court where it is currently pending.  On or about May 16, 2018, Plaintiff moved in state court for the entry of a default against the Company and Palas.  The Company and Palas opposed the motion and filed its own cross-motion to compel arbitration and both motions were submitted to the Court on June 6, 2018.  The Court has not yet ruled on the motions.

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

On March 30, 2018, the Court denied BSC’s motion for judgment on the pleadings and granted Prassas’ motion to dismiss counterclaims. Discovery will now begin and trial is scheduled for January 7, 2019.

SEC Inquiry

As previously reported, on August 22, 2017, the Company received a letter from the Division of Enforcement, U.S. Securities & Exchange Commission (the “SEC”), asking the Company to voluntarily provide documents and other information relating to whether the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q filed on February 22, 2016 and May 23, 2016 were reviewed by an independent public accounting firm, as required by SEC Regulation S-X.  On July 10, 2018, the Company received a termination letter from the SEC Division of Enforcement stating that the investigation was complete, and that it did not intend to recommend an enforcement action against the Company (the “Termination Letter”). The Termination Letter also stated that, pursuant to SEC guidelines, the notice should not be “construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.”

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Each of the transactions described below was exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

LG Capital Note

On May 11, 2018, we issued a 12% convertible redeemable note to LG Capital Funding, LLC (“LG Capital”) for the principal sum of $79 (the “LG Capital Note”). In connection with the LG Capital Note, the Company and LG Capital entered into a Securities Purchase Agreement. The LG Note will mature on May 11, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a premium equal to 150% multiplied by the sum of the remaining principal plus accrued interest. Any amount of principal or interest on the LG Capital Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

LG Capital has the right beginning on the date which is one hundred eighty (180) days following the date of the LG Capital Note to convert all or any part of the outstanding and unpaid principal amount of the LG Capital Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 58% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The LG Capital Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the LG Capital Note), the LG Capital Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Adar Note

On May 14, 2018, we issued a 12% convertible redeemable note to Adar Bays, LLC (“Adar”) for the principal sum of $57 (the “Adar Note”). In connection with the Adar Note, the Company and Adar entered into a Securities Purchase Agreement. The Adar Note will mature on May 14, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a premium of 150% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Adar Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Adar has the to convert all or any part of the outstanding and unpaid principal amount of the Adar Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 58% multiplied by of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future for the twenty prior trading days including the date of conversion. The Adar Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Adar Note), the Adar Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Coolidge Note

On May 17, 2018, we issued a 12% convertible promissory note to Coolidge Capital LLC (“Coolidge Capital”) for the principal sum of $75 (the “Coolidge Note”). In connection with the Coolidge Note, the Company and Coolidge entered into a Securities Purchase Agreement. The Coolidge Note will mature on May 17, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 115% to 140% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Coolidge Note which is not paid when due shall bear interest at the rate of twenty four percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Coolidge has the right beginning on the date which is one hundred eighty (180) days following the date of the Coolidge Note to convert all or any part of the outstanding and unpaid principal amount of the Coolidge Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined below). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the common stock during the Thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market as reported by a reliable reporting service designated by Coolidge.

In the case of an Event of Default (as defined in the Coolidge Note), the Coolidge Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

If the Company fails to pay any default amounts within five (5) business days of written notice that such amount is due and payable, then Coolidge shall have the right at any time, to require the Company, to immediately issue, in lieu of the amounts due in connection with an event of default, the number of shares of common stock of the Company equal to the relevant default amount payable divided by the Conversion Price then in effect.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

GS Capital Note

On May 17, 2018, we issued a 10% convertible redeemable note to GS Capital Partners, LLC (“GS Capital”) for the principal sum of $110 (the “GS Capital Note”). In connection with the GS Capital Note, the Company and GS Capital entered into a Securities Purchase Agreement. The GS Capital Note contained a $3 original issue discount such that purchase price was $107. The GS Note will mature on May 17, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 110% to 140% of the outstanding principal plus accrued interest. Any amount of principal or interest on the GS Capital Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

GS Capital has the right beginning on the date which is one hundred eighty (180) days following the date of the GS Capital Note to convert all or any part of the outstanding and unpaid principal amount of the GS Capital Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 60% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The GS Capital Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the GS Capital Note), the GS Capital Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Auctus Note

One May 22, 2018, we issued a 12% convertible promissory note to Auctus Fund, LLC (“Auctus”) for the principal sum of $114 (the “Auctus Note”). In connection with the Auctus Note, we entered into a securities purchase agreement. The Auctus Note will mature on May 22, 2019 and may be pre-paid in whole or in part for the life of the Note at a tiered premium ranging from 135% to 150% of the outstanding principal plus accrued interest plus Default Interest (if any). Any amount of principal or interest on the Auctus Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Auctus has the right to convert all or any part of the outstanding and unpaid principal amount of the Auctus Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the Auctus Note and (ii) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (as defined below). “Market Price” means the lowest Trading Price (as defined below) for shares of Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by Auctus. The Auctus Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Auctus Note), the Auctus Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price. If the Auctus Note is not paid at its Maturity Date, then the outstanding principal due under the Auctus Note shall increase by Fifteen Thousand and no/100 dollars ($15).

Auctus shall have the right at any time, to require the Company to immediately issue, in lieu of the amounts due in connection with an event of default, the number of shares of common stock of the Company equal to the relevant default amount payable divided by the Conversion Price then in effect.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Auctus Warrant

In connection with the Auctus Note, on May 22, 2018, we also issued Auctus a warrant (the “Auctus Warrant”) to purchase from the Company during the Exercise Period up to 40,715 shares of its common stock (the “Auctus Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the warrant) at the Auctus Exercise Price per share then in effect. For purposes of the Auctus Warrant, the term “Auctus Exercise Price” means $1.40, subject to adjustment as provided therein (including but not limited to cashless exercise), and the term “Auctus Exercise Period” shall mean the period commencing on the Issuance Date and ending on 5:00 p.m. eastern standard time on the five-year anniversary thereof.

If the Company or any subsidiary thereof, as applicable, at any time while the Auctus Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Auctus Note), at an effective price per share less than the then Auctus Exercise Price (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) (if the holder of the common stock or common stock equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of common stock at an effective price per share which is less than the Exercise Price, such issuance shall be deemed to have occurred for less than the Auctus Exercise Price on such date of the Dilutive Issuance), then the Auctus Exercise Price shall be reduced at the option of Auctus and only reduced to equal the Base Share Price, and the number of Auctus Warrant Shares issuable thereunder shall be increased such that the aggregate Auctus Exercise Price payable thereunder, after taking into account the decrease in the Auctus Exercise Price, shall be equal to the aggregate Auctus Exercise Price prior to such adjustment. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

ONE44 Capital Note

On May 22, 2018, we issued a 10% convertible redeemable note to ONE44 Capital LLC (“144 Capital”) for the principal sum of $113 (the “144 Capital Note”). In connection with the 144 Capital Note, we entered into a securities purchase agreement. The 144 Capital Note will mature on May 22, 2019 and may be pre-paid in whole or in part for the life of the Note at a tiered premium ranging from 120% to 140% of the outstanding principal plus accrued interest. Any amount of principal or interest on the 144 Capital Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

144 Capital has the right beginning on the date which is one hundred eighty (180) days following the date of the 144 Capital Note to convert all or any part of the outstanding and unpaid principal amount of the 144 Capital Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 60% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The 144 Capital Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the 144 Capital Note), the 144 Capital Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Coventry Note

On June 1, 2018, we issued a 10% convertible redeemable note to Coventry Enterprises, LLC (“Coventry”) for the principal sum of $55 Out of it OID amounted $5, net amount received $50 (the “Coventry Note”). In connection with the Coventry Note, we entered into a securities purchase agreement. The Coventry Note will mature on June 1, 2019 and may be pre-paid in whole or in part for the life of the Note at a premium of 135% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Coventry Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Coventry has the right beginning on the date which is one hundred eighty (180) days following the date of the Coventry Note to convert all or any part of the outstanding and unpaid principal amount of the Coventry Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 60% multiplied by of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future for the twenty prior trading days including the date of conversion. The Coventry Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Coventry Note), the Coventry Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Chijnsgoed Note

On June 7, 2018, we issued a non-interest bearing convertible note to Bedrijvenpark ‘t Chijnsgoed B.V., a private company with limited liability established in The Netherlands (“Chijnsgoed”) for the principal sum of Euro 282,332 (the “Chijnsgoed Note”). In connection with the Chijnsgoed Note, we entered into a note purchase agreement. The Chignsgoed Note will mature on September 1, 2018 and was issued as security for the payment of amounts owing under the lease between Chijnsgoed and Blue Sphere Brabant B.V., a subsidiary of the Company (“BSB”), dated October 3, 2016, as amended (the “Lease”), from February 1, 2018 through August 31, 2018 with such amounts being equal to the Principal Amount, as defined in the Chiinsgoed Note  (the “Lease Payment”). If BSB pays the Lease Payment in full on or before the maturity date, then the Chijnsgoed Note will be terminated and of no further force or effect.

Chijnsgoed has the right to convert all or part of the Chijnsgoed Note into shares of Common Stock at the market price (as reported on www.bloomberg.com or www.otcmarkets.com) at the time of conversion, in part or in whole at any time and from time to time. Any such conversion will reduce the principal sum of Euro 282,332 and, thus, the number of shares into which the Principal Amount, as defined in the Chijnsgoed Note, may be converted by whatever amount is converted. Conversion of the Chijnsgoed Note into shares of Common Stock is the sole recourse of Chijnsgoed vis-à-vis the Company in the event that BSB does not make the Lease Payment in full on or before the maturity date. In no circumstance will the Company be required to pay or owe to Chijnsgoed any amount in cash. Any principal amount converted into shares of Common Stock will reduce the amount of the Lease Payment accordingly.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Power Up Notes

On June 14, 2018, we issued a 12% convertible promissory note to Power Up Lending Group Limited (“Power Up”) for the principal sum of $63 (the “Power Up Note No.1”). In connection with the Power Up Note No. 1, the Company and Power Up entered into a Securities Purchase Agreement. The Power Up Note will mature on March 30, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 112% to 130% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Power Up Note No. 1 which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Power Up has the right beginning on the date which is one hundred eighty (180) days following the date of the Power Up Note No. 1 to convert all or any part of the outstanding and unpaid principal amount of the Power Up Note No. 1 into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 65% multiplied by the Market Price (as defined below). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for shares of Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service designated by Power Up. The Power Up Note No. 1 contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Power Up Note No. 1), the Power Up Note No. 1 shall become immediately due and payable and the Company shall pay to Power Up an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the Power Up Note No. 1 plus (x) accrued and unpaid interest on the unpaid principal amount of the Power Up Note No. 1 to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any penalties or other applicable amounts. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

On June 22, 2018, we issued a 12% convertible promissory note to Power Up for the principal sum of $53 (the “Power Up Note No. 2”). In connection with the Power Up Note No. 2, the Company and Power Up entered into a Securities Purchase Agreement. The Power Up Note No. 2 will mature on March 30, 2019 and may be pre-paid in whole or in part for the 180-day period following the date of issuance at a tiered premium ranging from 112% to 130% of the outstanding principal plus accrued interest. Any amount of principal or interest on the Power Up Note No. 2 which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

Power Up has the right beginning on the date which is one hundred eighty (180) days following the date of the Power Up Note No. 2 to convert all or any part of the outstanding and unpaid principal amount of the Power Up Note No. 2 into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to 65% multiplied by the Market Price (as defined below). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for shares of Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service designated by Power Up. The Power Up Note No. 2 contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the Power Up Note No. 2), the Power Up Note No. 2 shall become immediately due and payable and the Company shall pay to Power Up an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the Power Up Note No. 2 plus (x) accrued and unpaid interest on the unpaid principal amount of the Power Up Note No. 2 to the date of payment plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any penalties or other applicable amounts. Certain events of default will result in further penalties, including daily fines and material reductions in the Conversion Price.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Conversions of Convertible Notes During the Three-Months Ended June 30, 2018

In connection with the convertible promissory note issued to Power Up Lending Group Ltd. by the Company, dated October 30, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on May 8, 2018 the Company issued 15,806 shares for $15 of principal and interest amounts due; (b) on May 15, 2018 the Company issued 21,899 shares for $20 of principal and interest amounts due; (c) on May 21, 2018 the Company issued 11,353 shares for $10 of principal and interest amounts due; (d) on May 24, 2018 the Company issued 16,556  shares for $12 of principal and interest amounts due; (e) on May 30, 2018 the Company issued 13,797  shares for $10 of principal and interest amounts due; (f) on June 5, 2018 the Company issued 23,077 shares for $15 of principal and interest amounts due; (g) on June 18, 2018 the Company issued 45,468 shares for $15 of principal and interest amounts due; (h) on June 19, 2018 the Company issued 30,312 shares for $10 of principal and interest amounts due; (i) on June 21, 2018 the Company issued 56,969 shares for $15 of principal and interest amounts due; (j) on June 22, 2018 the Company issued 47,337 shares for $12 of principal and interest amounts due; (k) on June 27, 2018 the Company issued 61,526  shares for $15 of principal and interest amounts due; and (l) on June 28, 2018 the Company issued 54,061 shares for $4 of principal and interest amounts due.  Between May 8, 2018 and June 28, 2018, in the aggregate, the Company issued a total of 398,161 shares of Common Stock to Power Up Lending Group Ltd. upon the conversion of $164 of amounts due and convertible under such note, for an average conversion price of $0.4073 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $0.

In connection with the convertible promissory note issued to JSJ Investments, Inc. by the Company, dated November 22, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on June 15, 2018 the Company issued 137,362 shares for $50 of principal amounts due; (b) on June 27, 2018 the Company issued 129,001 shares for $30 of principal and interest amounts due. Between June 15, 2018 and June 27, 2018, in the aggregate, the Company issued a total of 266,363 shares of Common Stock to JSJ Investments, Inc. upon the conversion of $80 of amounts due and convertible under such note, for an average conversion price of $0.301 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $0.

In connection with the convertible promissory note issued to EMA Financial, LLC by the Company, dated December 4, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on June 19, 2018 the Company issued 40,000 shares for $9 of principal and conversion fee amounts due; (b) on June 26, 2018 the Company issued 115,000 shares for $21 of principal and conversion fee amounts due. Between June 19, 2018 and June 26, 2018, in the aggregate, the Company issued a total of 155,000 shares of Common Stock to EMA FINANCIAL, LLC upon the conversion of $30 of amounts due and convertible under such note, for an average conversion price of $0.1916 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $98.

In connection with the convertible promissory note issued to MORNINGVIEW FINANCIAL, LLC by the Company, dated November 21, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on May 29, 2018 the Company issued 32,468 shares for $10 of principal and conversion fee amounts due; (b) on June 11, 2018 the Company issued 34,091 shares for $11 of principal and conversion fee amounts due; (c) on June 20, 2018 the Company issued 34,091 shares for $7 of principal and conversion fee amounts due; (d) on June 25, 2018 the Company issued 63,132  shares for $13 of principal and conversion fee amounts due. Between May 29, 2018 and June 25, 2018, in the aggregate, the Company issued a total of 163,782 shares of Common Stock to MORNINGVIEW FINANCIAL, LLC upon the conversion of $40 of amounts due and convertible under such note, for an average conversion price of $0.243 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $132.

JSJ Investments Note

On July 13, 2018, we issued a 12% convertible promissory note to JSJ Investments, Inc. (“JSJ”) for the principal sum of $83 (the “JSJ Note”). In connection with the JSJ Note, the Company and JSJ entered into a Securities Purchase Agreement. The JSJ Note contained a $3 original issue discount such that purchase price was $80. The JSJ Note will mature on July 13, 2019 and may be pre-paid in whole or in part without the consent of JSJ for the 180-day period following the date of issuance at a tiered premium ranging from 115% to 130% of the outstanding principal plus accrued interest. After 180 days from the date of issuance, the Company may pre-pay the JSJ Note at a premium of 140% of the then outstanding principal plus accrued interested and Default Interest (as defined below). Any amount of principal or interest on the JSJ Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid (“Default Interest”).

JSJ has the right beginning on the date which is one hundred eighty (180) days following the date of the JSJ Note to convert all or any part of the outstanding and unpaid principal amount of the JSJ Note into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price is equal to a 35% discount to the lowest trading price during the previous fifteen (15) trading days to the date of a conversion notice. The JSJ Note contains customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in the JSJ Note), the JSJ Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

The description of the JSJ Note does not purport to be complete and is qualified in its entirety by reference to the full text of the same, filed as an exhibit hereto, and is incorporated herein by reference.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Mai Pai Note

On August 1, 2018, we issued a non-interest bearing note to Mai Pai Investments Limited (“Mai Pai”) for the principal sum of NIS 180,000 (the “Mai Pai Note”). The Mai Pai Note will mature on November 1, 2018 and may be pre-paid in whole or part at no penalty at any time at the option of the Company.

In consideration of receiving NIS 180,000 from Mai Pai, the Company issued Mai Pai 400,000 shares of its common stock and three-year warrants to purchase 400,000 shares of its common stock at the closing price of its shares of common stock on August 1, 2018. In the event that Mai Pai Note is not repaid in full on November 1, 2018, $5,000 will be added to the principal amount of the Mai Pai Note in addition to any other remedies Mai Pai may have.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Warrant Exercise

On August 9, 2018, JMJ elected to exercise the JMJ Warrant dated October 24, 2016 into 466,172 shares of Common Stock on a cashless basis, for an aggregate exercise amount under the JMJ Warrant of $10,250.

Conversions of Convertible Notes After the Three-Months Ended June 30, 2018

In connection with the convertible promissory note issued to EMA Financial, LLC by the Company, dated December 4, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 5, 2018 the Company issued 120,000 shares for $12 of principal and conversion fee amounts due; (b) on July 13, 2018 the Company issued 250,000 shares for $20 of principal and conversion fee amounts due; (c) on July 25, 2018 the Company issued 300,000 shares for $12 of principal and conversion fee amounts due; (d) on August 8, 2018 the Company issued 430,000 shares for $6.5 of principal and conversion fee amounts due. Between July 5, 2018 and August 8, 2018, in the aggregate, the Company issued a total of 1,100,000 shares of Common Stock to EMA FINANCIAL, LLC upon the conversion of $51 of amounts due and convertible under such note, for an average conversion price of $0.0465 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $51.

In connection with the convertible promissory note issued to MORNINGVIEW FINANCIAL, LLC by the Company, dated November 21, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 103,536  shares for $20.5 of principal and conversion fee amounts due; (b) on July 10, 2018 the Company issued 119,555 shares for $12.5 of principal and conversion fee amounts due; (c) on July 13, 2018 the Company issued 141,515 shares for $12.5 of principal and conversion fee amounts due; (d) on July 23, 2018 the Company issued 275,483 shares for $12.5 of principal and conversion fee amounts due; (e) on August 3, 2018 the Company issued 383,839 shares for $9.5 of principal and conversion fee amounts due; (f) on August 10, 2018 the Company issued 422,078 shares for $6.5 of principal and conversion fee amounts due.  Between July 2, 2018 and August 10, 2018, in the aggregate, the Company issued a total of 1,446,006 shares of Common Stock to MORNINGVIEW FINANCIAL, LLC upon the conversion of $74 of amounts due and convertible under such note, for an average conversion price of $0.051176 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $61.

In connection with the convertible promissory note issued to Jabro Funding Corp. by the Company, dated October 30, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 64,103 shares for $15 of principal amounts due; (b) on July 6, 2018 the Company issued 91,813 shares for $12 of principal amounts due; (c) on July 10, 2018 the Company issued 121,457 shares for $15 of principal amounts due; (d) on July 17, 2018 the Company issued 142,450  shares for $15 of principal amounts due; (e) on July 18, 2018 the Company issued 199,145  shares for $21 of principal and interest amounts due; (f) on July 26, 2018 the Company issued 77,780 shares for $3 of interest amounts due.  Between July 2, 2018 and July 26, 2018, in the aggregate, the Company issued a total of 696,748 shares of Common Stock to Jabro Funding Corp. upon the conversion of $81 of amounts due and convertible under such note, for an average conversion price of $0.1163 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $0.

In connection with the convertible promissory note issued to Altshuler Shaham netz. by the Company, dated December 10, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 76,870 shares for $11 of principal and interest amounts due; (b) on July 18, 2018 the Company issued 269,437 shares for $19 of principal and interest amounts due; (c) on July 30, 2018 the Company issued 269,300 shares for $7 of principal and interest amounts due; (d) on August 13, 2018 the Company issued 387,035 shares for $4 of principal and interest amounts due.  Between July 2, 2018 and August 13, 2018, in the aggregate, the Company issued a total of 1,002,642 shares of Common Stock to Altshuler Shaham netz. upon the conversion of $40 of amounts due and convertible under such note, for an average conversion price of $0.03893 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $176.

In connection with the convertible promissory note issued to Crown Bridge Partners LLC., by the Company, dated January 3, 2018, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 13, 2018 the Company issued 160,000 shares for $10 of principal and conversion fee amounts due; (b) on July 18, 2018 the Company issued 247,000 shares for $16 of principal and conversion fee amounts due; (c) on August 10, 2018 the Company issued 433,000 shares for $5 of principal and conversion fee amounts due.  Between July 13, 2018 and August 10, 2018, in the aggregate, the Company issued a total of 840,000 shares of Common Stock to Crown Bridge Partners LLC., upon the conversion of $32 of amounts due and convertible under such note, for an average conversion price of $0.0376 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $83.

In connection with the convertible promissory note issued to Labrys Funds LP., by the Company, dated January 30, 2018, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on August 1, 2018 the Company issued 306,226 shares for $10 of principal amounts due; (b) on August 8, 2018 the Company issued 398,000 shares for $7 of interest amounts due; (c) on August 14, 2018 the Company issued 433,160 shares for $6 of principal and interest amounts due. Between August 1, 2018 and August 14, 2018, in the aggregate, the Company issued a total of 1,137,386 shares of Common Stock to Labrys Funds LP., upon the conversion of $23 of amounts due and convertible under such note, for an average conversion price of $0.0206 per share.  The principle balance outstanding under this convertible promissory note following the foregoing conversions is $158.

Issuer Purchases of Equity Securities

On June 17, 2015, our Board approved a share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase up to $500 worth of our common stock. We may purchase shares of our common stock on the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. We are not obligated to make any purchases, including at any specific time or in any particular situation. The Share Repurchase Program may be limited or terminated at any time without prior notice. We had no share repurchase activity during the thee-months ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Extension of Dates In Connection with Securities Issued to JMJ Financial and Global Smart cards Inc.

As previously reported, on February 21, 2018, the Company and JMJ Financial (“JMJ”) entered into a Loan Extension, Additional Investment & Conversion Agreement (the “JMJ Extension Agreement”), which amended the Securities Purchase Agreement between the Company and JMJ dated October 24, 2016 (as amended, the “JMJ SPA”), the Promissory Note issued by the Company to JMJ, dated October 24, 2016 (as amended, the “JMJ Note”) and the seven (7) warrants issued by the Company to JMJ, dated October 24, 2016, December 20, 2016, February 14, 2017, March 14, 2017, April 13, 2017, May 11, 2017, and June 7, 2017 (as amended, the “Original JMJ Warrants”).  In connection with two additional investments under the JMJ Note, the Company thereafter issued two warrants to JMJ on February 22, 2018 and March 14, 2018 (together with the Original JMJ Warrants, the “JMJ Warrants”).

On July 26, 2018, the Company and JMJ entered into Amendment No. 11 to the JMJ SPA, JMJ Note and JMJ Warrants (“JMJ Amendment No. 11”), pursuant to which the parties agreed to extend (a) the maturity date of the JMJ Note to August 31, 2018; (b) the date origination shares of Common Stock under the JMJ SPA are issuable, and the date of the pricing reset in connection therewith, to September 15, 2018; (c) the date to receive conditional approval from The NASDAQ Capital Market to August 31, 2018; and (d) the date under the JMJ Extension Agreement pursuant to which the Company must consummate a public offering and up-list its shares of Common Stock to The NASDAQ Capital Market, such that amounts due under the JMJ  note will become convertible into shares of Common Stock, to August 31, 2018.  In addition, JMJ conditionally agreed to waive any default in connection with the original dates, except to the extent of damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such a default, if the Company triggers an event of default or breach any terms of the JMJ SPA, JMJ Note and JMJ Warrants, as the case may be, subsequent to JMJ Amendment No. 11.

As previously reported, on August 20, 2017, the Company entered into a 90-day Loan Agreement with Global Smart cards Inc., an affiliated party of Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%). As of December 31, 2017, this note was not paid and extended through February 20, 2018 in consideration of $7. On February 25, 2018, this loan was extended to April 20, 2018 in consideration of $15 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion. On August 14, 2018, this loan was further extended for the first to occur of (i) another 100 days from June 20, 208, (ii) seven calendar days after the Company receives an investment in debt or equity from a third-party or (iii) seven business days after the closing of the Company’s transaction in The Netherlands, and no later than September 30, 2018. In consideration of the lender’s willingness to so extend, the Company agreed to the following terms: (i) the remaining unpaid Loan accrued Principal unpaid interest and extra payments is $220, which shall bear interest at a fixed interest rate at the monthly rate of three and three-tenths percent (3.3%), (ii) an additional payment to the lender of $30 by September 20, 2018, (iii) the issuance of 40,000 more three-year warrants to purchase shares of common stock of the Company at a strike price equal to the lowest price published by Yahoo finance during the seven trading days prior to notice to the Company of intent to exercise the warrants and (iv) payment not later than the date on which the outstanding principal amount of the loan is repaid of any amount required to compensate the lender for exchange rate losses based on an exchange rate of USD 1 = NIS 3.63.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Other Information

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. The Company intends to also use the following social media channels as a means of disclosing information about the Company, its services and other matters and for complying with its disclosure obligations under Regulation FD:

●	Blue Sphere Corporation’s Twitter Account (https://twitter.com/BluesphereCorp)
●	Blue Sphere Corporation’s Facebook Page (https://www.facebook.com/BlueSphereCorporation)
●	Blue Sphere Corporation’s LinkedIn Company Page (https://www.linkedin.com/company/blue-sphere-corporation/)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time.

ITEM 6. EXHIBITS.

No.	Description	Note
3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)
3.2	Certificate of Amendment No. 2 to our Amended and Restated Certificate of Incorporation.	(3)
3.2	Amended and Restated Bylaws, dated June 17, 2015.	(2)
10.1	LG Capital Note dated May 11, 2018	*
10.2	LG Capital Securities Purchase Agreement dated May 11, 2018	*
10.3	Adar Note dated May 14, 2018	*
10.4	Adar Securities Purchase Agreement dated May 14, 2018	*
10.5	Coolidge Note dated May 17, 2018	*
10.6	Coolidge Securities Purchase Agreement dated May 17, 2018	*
10.7	GS Capital Note dated May 17, 2018	*
10.8	GS Capital Securities Purchase Agreement dated May 17, 2018	*
10.9	Auctus Note dated May 22, 2018	*
10.10	Auctus Securities Purchase Agreement dated May 22, 2018	*
10.11	Auctus Warrant Agreement dated May 22, 2018	*
10.12	One44 Capital Note dated May 22, 2018	*
10.13	One44 Capital Securities Purchase Agreement dated May 22, 2018	*
10.14	Coventry Note dated June 1, 2018	*
10.15	Coventry Securities Purchase Agreement dated June 1, 2018	*
10.16	Chijnsgoed Note dated June 7, 2018	*
10.17	Chijnsgoed Note Purchase Agreement dated June 7, 2018	*
10.18	PowerUp Note #1 dated June 14, 2018	*
10.19	PowerUp Note #1 Securities Purchase Agreement dated June 14, 2018	*
10.20	PowerUp Note #2 dated June 22, 2018	*
10.21	PowerUp Note #2 Securities Purchase Agreement dated June 22, 2018	*
10.22	JSJ Investments Note dated July 13, 2018	*
10.23	JMJ Amendment Letter dated July 26, 2018	*
10.24	Global Smart cards Inc. Loan Extension Agreement dated August 14, 2018	*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from Blue Sphere Corporation’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2015.
(3)	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on March 24, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: August 20, 2018

By:	/s/ Yosef Keret
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: August 20, 2018