Form 10-Q
period 2018-09-30
BLUE SPHERE CORP.
filed 2018-11-19
CIK 1419582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 14, 2018, there were 104,586,168 shares of common stock, par value $0.001 per share (“Common Stock”), issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BLUE SPHERE CORPORATION

 INTERIM CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

 AS OF SEPTEMBER 30, 2018

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	2,548	1,053
Inventory	2,569	1,989
Trade account receivables	1,802	1,876
Other current assets	4,522	3,724
Total current assets	11,441	8,642

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	17,250	17,416
INVESTMENTS IN NON-CONSOLIDATED AFFILIATES	14,632	12,562

OTHER LONG-TERM ASSETS	633	2,467

Total assets	43,956	41,087

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Current maturities of Debentures and long-term loans	7,004	6,680
Short term loans	6,338	4,151
Deferred payment due to the acquisition of the SPVs	3,103	2,068
Accounts payables	5,760	4,351
Other accounts payable	8,419	7,616
Total current liabilities	30,624	24,866

ACCRUED SEVERANCE PAY	22	18

LONG TERM TAX LIABILITY	173	—

LONG TERM BANK LOANS	12,228	13,274

LONG TERM LOANS AND LIABILITIES	3,452	3,682

ASSET RETIREMENT OBLIGATION	23	35

WARRANTS LIABILITY	9,722	653

COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	56,244	42,528

STOCKHOLDERS’ DEFICIT:
Common shares of $0.001 par value each:
Authorized: 1,750,000,000 shares at September 30, 2018 and December 31, 2017. Issued and outstanding: 44,720,329 shares and 3,725,981 shares at September 30, 2018 and December 31, 2017, respectively.	45	4
Treasury shares	(28)	(28)
Accumulated Other Comprehensive Income	55	(83)
Additional paid-in capital	50,852	49,067
Accumulated deficit	(63,212)	(50,401)
Total Stockholders’ Deficit	(12,288)	(1,441)
Total liabilities and Stockholders’ Deficit	43,956	41,087

  The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (U.S. dollars in thousands except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenue from sales	$8,089	$721	$2,388	$721
Development services	—	563	—	563
TOTAL REVENUES	8,089	1,284	2,388	1,284
COST OF REVENUES	6,803	809	2,404	809
GROSS PROFIT	1,286	475	(16)	475
OPERATING EXPENSES
General and administrative expenses	4,214	3,886	1,058	1,506
Loss from obtaining control in a former non-consolidated subsidiary	—	2,109	—	2,109
OPERATING LOSS	(2,928)	(5,520)	(1,074)	(3,140)
FINANCIAL EXPENSES, net	4,022	2,535	772	884
LOSS FROM EXTINGUISHMENT OF DEBENTURE	—	615	—	—
LOSS (GAIN) FROM CHANGE IN FAIR VALUE OF WARRANTS LIABILITY	7,894	(1,921)	4,012	(203)

NET LOSS BEFORE INCOME TAXES	(14,844)	(6,749)	(5,858)	(3,821)
INCOME TAX (EXPENSES) BENEFIT	38	32	83	77
NET LOSS BEFORE EQUITY INCOME (LOSSES)	(14,882)	(6,717)	(5,775)	(3,744)
EQUITY INCOME (LOSSES) IN NON-CONSOLIDATED AFFILIATES	2,071	6,343	923	(465)
EQUITY INCOME (LOSSES) IN NON-CONSOLIDATED SUBSIDIARIES	—	236	—	(24)
NET LOSS FOR THE PERIOD	$(12,811)	$(138)	$(4,852)	(4,233)

Net loss per common share - basic and diluted	$(1.59)	$(0.05)	$(0.30)	(1.15)

Weighted average number of common shares outstanding during the period - basic and diluted	8,063,985	3,083,383	16,127,432	3,681,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET LOSS	$(12,811)	$(138)	$(4,852)	$(4,233)
Other comprehensive (income) loss, net of tax:
Currency translation adjustments	138	(118)	20	(133)
TOTAL COMPREHENSIVE LOSS	$(12,673)	$(256)	$(4,832)	$(4,366)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED)

 (U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value
	Shares	Amount	Proceeds on amount of Shares	Treasury Shares	Accumulated other comprehensive loss	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency
BALANCE AT DECEMBER 31, 2017 (Audited)	3,725,981	$4	$—	$(28)	$(83)	$49,067	$(50,401)	$(1,441)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited):
Issuance of common stock, net of issuance cost	92,500	*	—	—	—	182	—	182
Share issued upon conversion of loan	33,269,784	33	—	—	—	1,139	—	1,172
Share issued upon conversion of warrants	7,472,789	8	—	—	—	50	—	58
Share based Compensation	159,275	*	—	—	—	414	—	414
Comprehensive loss	—	—	—	—	138	—	(12,811)	(12,673)
BALANCE AT SEPTEMBER 30, 2018 (Unaudited)	44,720,329	$45	$—	$(28)	$55	$50,852	$(63,212)	$(12,288)

*	less than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (UNAUDITED) (cont.)

(U.S. dollars in thousands, except share and per share data)

	Common Stock, $0.001 Par Value(**)		Proceeds on amount of Shares	Treasury Shares	Accumulated other comprehensive loss	Additional paid-in Capital	Accumulated deficit	Total Stockholders’ deficiency
	Shares	Amount
BALANCE AT DECEMBER 31, 2016 (Audited)	2,147,382	$2	$—	$(28)	$33	$44,262	$(46,493)	$(2,224)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited):
Issuance of common stock, net of issuance cost **	1,440,000	2	—	—	—	4,121	—	4,123
Issuance of shares for services	27,598	*	—	—	—	132	—	132
Extinguish of liability upon shares issuance	7,406	*	—	—	—	47	—	47
Share based Compensation	60,376	*	—	—	—	360	—	360
Comprehensive loss	—	—	—	—	(118)	—	(138)	(256)
BALANCE AT SEPTEMBER 30, 2017 (Unaudited)	3,682,762	$4	$—	$(28)	$(85)	$48,922	$(46,631)	$2,182

**	Issuance costs during the period were $377.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended September 30
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(12,811)	$(138)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based payments	414	360
Depreciation	1,330	400
Extinguish of liability upon shares issuance	—	47
Loss from obtaining control in a former non-consolidated subsidiary	—	2,109
Equity income in non-consolidated subsidiaries	—	(236)
Equity income in non-consolidated affiliates	(2,071)	(6,343)
Expense in respect of convertible notes and loans	3,040	1,366
Loss from extinguishment of debenture	—	615
Changes in warrants liability	7,894	(1,921)
Expenses in respect of severance pay	4	6
Issuance of shares for services	—	132
Interest expenses on conversion of loans	28	—
Increase in inventory	(660)	(2,201)
Decrease in trade accounts receivables	19	726
Decrease (increase) in other current assets	1,272	(1,772)
Increase (decrease) in other long term assets	(17)	1,222
Increase in accounts payables	1,552	1,152
Increase in other account payables	893	2,329
Increase in Long Term Tax Liability	6
Net cash provided by (used in) operating activities	893	(2,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(554)	(290)
Investment in non-consolidated subsidiary	—	(3,040)
Consolidation of a former non-consolidated subsidiaries	(123)	872
Net cash used in investing activities	(677)	(2,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	3,301	1,937
Repayment of short term loans	(2,349)	(1,200)
Proceeds from long term loans	230	1,557
Repayment of long term loans	—	(274)
Proceeds from issuance of shares and warrants, net	182	4,123
Net cash provided by financing activities	1,364	6,143

INCREASE IN CASH AND CASH EQUIVALENTS	1,580	1,538

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH BALANCES IN FOREIGN CURRENCIES	(85)	(7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,053	416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,548	$1,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$595	$619

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Blue Sphere Corporation (the “Company”). These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission. The results of operations for the nine-months ended September 30, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

We are an international Independent Power Producer (“IPP”) that is active in the clean energy production and waste-to-energy markets. We are working to become a leading player in these growing global market segments. We currently focus on projects related to the construction, acquisition or development of biogas and waste-to-energy facilities in the United States, Italy, The Netherlands, and the United Kingdom amongst other markets.

In the third quarter of 2018 we continued to advance our goals and have managed to achieve certain milestones including; completing the primary development work for our biogas project in Brabant, Netherlands.  We now are working to complete the “financial close” for this project with our investing partners and begin construction.  Additionally, our four biogas facilities in the Pavia region of Italy have performed well in the third quarter of 2018.  Each facility is operating above 90% capacity and we are currently exceeding our budgeted goals.  Our business development activities continue to move forward and our development pipeline remains robust.  We have also spent a considerable amount of time in the third quarter of 2018 working with investors and bankers to find the best financing solutions for Blue Sphere to fully capitalize on the opportunities that industry relationships are presenting to us.

NOTE 3 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the nine-months period and three-months period then ended have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months period and three-months period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The September 30, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

On February 28 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments clarify certain aspects of the guidance in Update 2016-01. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after September 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and September 15, 2018, are not required to adopt these amendments until the interim period beginning after September 15, 2018, and public business entities with fiscal years beginning between September 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

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

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update do not require transition guidance and will be effective upon issuance of this Update. However, many of the amendments in this Update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this Update are of a similar nature to the items typically addressed in the Codification improvements project. However, the Board decided to issue a separate Update for the improvements related to Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments in this Update affect narrow aspects of the guidance issued in Update 2016-02. For entities that have early adopted Topic 842, the amendments in this Update should be effective upon issuance of the final Update and the transition requirements should be the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements of the amendments should be the same as the effective date and transition requirements in Topic 842.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments related to separating components of a contract in this Update are as follows: 1. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2. The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update improve the effectiveness of fair value measurement disclosures and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. Subtopic 715-20 addresses the disclosure of other accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans.The amendments in this Update remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. For public business entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2020. For all other entities, the amendments are effective for fiscal years ending after December 15, 2021. Early adoption is permitted.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period.

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

NOTE 4 – FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$3,103	$3,103
Warrants liability	$—	$—	$9,722	$9,722
Total liabilities	$500	$—	$12,825	$13,325

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Obligation to issue shares of Common Stock	$500	$—	$—	$500
Deferred payment due to the acquisition of the SPVs	$—	$—	$2,068	$2,068
Warrants Liability	$—	$—	$653	$653
Total liabilities	$500	$—	$2,721	$3,221

On May 14, 2015, the Company entered into a Share Purchase Agreement (the “Italy Project Agreement”) with Volteo Energie S.p.A., Agriholding S.r.l., and Overland S.r.l. (each, a “Seller” and collectively, the “Sellers”) through our indirect, wholly-owned subsidiary, Bluesphere Pavia S.r.l., pursuant to which we agreed to purchase one hundred percent (100%) of the share capital of Agricerere S.r.l., Agrielektra S.r.l., Agrisorse S.r.l. and Gefa S.r.l, (each, an “SPV” and collectively, the “SPVs”), each of which is engaged in the operation of an anaerobic digestion biogas plant located in Italy for the production and sale of electricity. Under the Italy Project Agreement, the Company agreed to pay the remaining balance of fifty percent (50%) of the purchase price along with annual interest rate of two percent (2%), less certain credits that is due to the sellers on the third anniversary of the closing date (the “Deferred Payment”). The Purchase Price is subject to certain adjustments and to an adjustment based on the actual EBITDA results in the 18 months following the Closing Date, per the following mechanism:

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

On July 21, 2017, the Company notified the Sellers of its estimated Deferred Payment, pursuant to Article 3.03 of the Italy Projects Agreement regulating the Deferred Payment adjustment mechanism. As of April 16, 2018, two of the three Sellers have accepted the Company’s estimate, and the third Seller, Volteo Energie S.p.A., is reviewing the Company’s estimate subject to an independent opinion of a third party appraiser. Volteo Energie S.p.A., which has a majority interest among the Sellers, is presently going through bankruptcy.

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

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Deferred payment due to the acquisition of the SPVs
Balance at December 31, 2017	$2,068
Changes in translation adjustments	(97)
New liability accrued	1,132
Balance at September 30, 2018	$3,103

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

As of September 30, 2018, and December 31, 2017, the Level 3 liabilities consisted of the Company’s warrant liability.

Warrants Liability
Balance at December 31, 2017	$653
Issuance of warrants to JMJ recorded as prepaid expenses	1,232
Issuance of other warrants	508
Exercise of warrants	(58)
Changes in fair value and issuance of other warrants	7,387
Balance at September 30, 2018	$9,722

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had approximately $2,548 in cash and cash equivalents, approximately $19,183 in negative working capital, a stockholders’ deficit of approximately $12,288 and an accumulated deficit of approximately $63,212. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 6 – SHORT TERM LOAN AND DEBENTURES

This foregoing summarizes transactions previously reported by the Company on Form 8-K filed on December 28, 2015, on Form 8-K filed on March 24, 2017, on Form 8-K/A filed on December 28, 2017, and on Form 8-K/A filed on April 9, 2018.

As reported on Form 8-K/A by the Company on December 28, 2017, on December 23, 2015, the Company completed an offering with six investors (the “2015 Debenture Holders”), thereby issuing $3,000 of our two-year 11% Senior Debentures (the “2015 Debentures”) and warrants to purchase up to 61,544 shares of Common Stock, with 50% of such shares exercisable at a price per share of $6.50 and the other 50% of such shares exercisable at price per share of $9.75 (all such warrants, the “2015 Debenture Warrants”). On March 24, 2017, the Company and five of the nine 2015 Debenture Holders, representing an aggregate principal balance of $2,000, amended the 2015 Debentures to provide that some or all of the principal balance, and accrued but unpaid interest thereon, is convertible into shares of our Common Stock at the 2015 Debenture Holders’ election. The 2015 Debenture Debentures initially matured on December 22, 2017 (the “2015 Debenture Maturity Date”). Between December 22, 2017 and December 28, 2017, the Company and the 2015 Debenture Holders entered into a letter agreement dated December 21, 2017 (the “First 2015 Debenture Letter Agreement”), pursuant to which (a) the Company and the 2015 Debenture Holders extended the 2015 Debenture Maturity Date to April 3, 2018; (a) the Company agreed to pay to the 2015 Debenture Holders, in the aggregate, $150, of which $30 was paid and $120 was payable on or before April 3, 2018; (c) the Company and the 2015 Debenture Holders amended the exercise price of the 2015 Debenture Warrants to $1.60 per share; and (d) the Company issued to the 2015 Debenture Holders five-year warrants to purchase, in the aggregate, up to 224,550 shares of Common Stock at $1.60 per share (the “First New Warrants”).

On May 23, 2018 and May 25, 2018 the Company paid to the Debentures Holders an aggregate of $241, consisting of an extension fee of $150 and interest of $91 for the period ended April 2, 1018. As of September 30, 2018, the Company was required to pay the 2015 Debenture Holders an aggregate of $413, consisting of an extension fee of $30, failure to pay fee of $150 and interest of $233 for the period ended on September 30, 2018. The amount that was due on September 30, 2018 has not been paid as of the date of this report.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

Extension of the August 2017 Loan Agreement

On August 20, 2017, the Company entered into a 90-day Loan Agreement with Global Smart Cards Inc., an affiliated party of Viskoben Limited to borrow $200 at a quarterly interest rate of ten percent (10.0%). As of December 31, 2017, this note was not paid and extended through February 20, 2018 in consideration of $8. On February 25, 2018, this loan was extended to April 20, 2018 in consideration of $15 and three-year warrants to purchase up to 20,000 shares of Common Stock at the lowest price published on Yahoo finance for the seven (7) trading days prior to the holder’s notice of conversion. On August 14, 2018, this loan was further extended for the first to occur of (i) another 100 days from September 20, 2018, (ii) seven calendar days after the Company receives an investment in debt or equity from a third-party of seven calendar days after the closing of the Company’s transaction in The Netherlands. In consideration of the lender’s willingness to so extend, the Company agreed to the following terms: (i) the remaining unpaid Loan accrued Principal unpaid interest and extra payments is $220, which shall bear interest at a fixed interest rate at the monthly rate of three and three-tenths percent (3.3%), (ii) an additional payment to the lender of $30 by September 20, 2018, (iii) the issuance of 40,000 more three-year warrants to purchase shares of common stock of the Company at a strike price equal to the lowest price published by Yahoo finance during the seven trading days prior to notice to the Company of intent to exercise the warrants and (iv) payment not later than the date on which the outstanding principal amount of the loan is repaid of any amount required to compensate the lender for exchange rate losses based on an exchange rate of USD 1 = NIS 3.63.

NOTE 7 – CONTINGENT

From time to time the Company may be a party to commercial and litigation matters involving claims against the Company. None of the Company’s directors, officers, nonconsolidated affiliates, or any owner of record or beneficially of more than five percent of the issued and outstanding shares of Common Stock, is involved in a material proceeding adverse to the Company and its subsidiaries or has a material interest adverse to the Company or its subsidiaries. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no current matters that would have a material effect on the Company’s financial position or results of operations and no contingent liabilities requiring accrual as of September 30, 2018.

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

On July 10, 2017, the Federal Court granted JS Barkats PLLC’s motion to remand the action to the New York Court, but denied JS Barkats PLLC’s request for costs and fees in bringing its remand petition.  The Federal Court did not rule upon whether plaintiff’s complaint should be dismissed and/or the matter compelled to arbitration and did not rule upon Plaintiff’s motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Federal Court has since remanded the case back to the New York Court where it is currently pending.  On or about May 16, 2018, Plaintiff moved in state court for the entry of a default against the Company and Palas.  The Company and Palas opposed the motion and filed its own cross-motion to compel arbitration and both motions were submitted to the Court on June 6, 2018.  The Court has scheduled oral argument on the motions for January 10, 2019. The Court is unlikely to rule on the motions prior to oral argument.

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

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 (Amounts in thousands, except share and per share data)

Prassas Litigation

On March 15, 2017, Prassas Capital, LLC, an Arizona limited liability company, filed a complaint against the Company alleging breach of contract and seeking (a) unpaid fees in the amount of $1,607 plus interest, (b) issuance of an order of prejudgment attachment and garnishment on the Company’s bank accounts, other property held by the Company and all payments owed to the Company from third parties, (c) an injunction restraining the Company from transferring funds or property outside of the court’s jurisdiction or alternatively that the court appoint a receiver to manage, operate, control and take possession of the Company’s assets, and (d) a declaration that Prassas Capital, LLC has been granted a contractual right to purchase 53,847 shares of Common Stock at a price of $6.50 per share (after giving effect to the reverse stock split described below). This litigation was filed as Prassas Capital, LLC v. Blue Sphere Corporation with the United States District Court for the Western District of North Carolina, Civil Action No. 3:17-CV-00131. The Company disputes the allegations and claims, and intends to rigorously defend against this litigation.

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

Fact discovery has concluded as of October 31, 2018.  No TRO or other injunctive relief has been granted.  Blue Sphere has moved to amend its Answer to conform with the evidence to include claims for fraud in the inducement and breach of contract.  Prassas has opposed the motion.  Prassas also has filed for summary judgment on some of its claims, which Blue Sphere has opposed. Trial is scheduled to begin on January 7, 2019.

Chijnsgoed Note

On June 7, 2018, we issued a non-interest bearing convertible note to Bedrijvenpark ‘t Chijnsgoed B.V., a private company with limited liability established in The Netherlands (“Chijnsgoed”) for the principal sum of Euro 282 (the “Chijnsgoed Note”). In connection with the Chijnsgoed Note, we entered into a note purchase agreement. The Chijnsgoed Note matured on September 1, 2018 and was issued as security for the payment of amounts owing under the lease between Chijnsgoed and Blue Sphere Brabant B.V., a subsidiary of the Company (“BSB”), dated October 3, 2016, as amended (the “Lease”), from February 1, 2018 through August 31, 2018 with such amounts being equal to the Principal Amount, as defined in the Chijnsgoed Note  (the “Lease Payment”). If BSB pays the Lease Payment in full on or before the maturity date, then the Chijnsgoed Note will be terminated and of no further force or effect.

Chijnsgoed has the right to convert all or part of the Chijnsgoed Note into shares of Common Stock at the market price (as reported on www.bloomberg.com or www.otcmarkets.com) at the time of conversion, in part or in whole at any time and from time to time. Any such conversion will reduce the principal sum and, thus, the number of shares into which the Principal Amount, as defined in the Chijnsgoed Note, may be converted by whatever amount is converted. Conversion of the Chijnsgoed Note into shares of Common Stock is the sole recourse of Chijnsgoed vis-à-vis the Company in the event that BSB does not make the Lease Payment in full on or before the maturity date. In no circumstance will the Company be required to pay or owe to Chijnsgoed any amount in cash. Any principal amount converted into shares of Common Stock will reduce the amount of the Lease Payment accordingly. . Through the date of this Report, Chijnsgoed has not made any communication or taken any action in respect of the Chijnsgoed Note.

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

Labrys Fund Note

On January 30, 2018, the Company issued a Convertible Promissory Note to Labrys Fund, LP, having a principal amount of $500 of which $50 constituted an original issue discount, in exchange for $450, payable in tranches (the “Labrys Note”).  In contemplation thereof, the Company and Labrys Fund, LP entered into a Securities Purchase Agreement. On or about January 30, 2018, Labrys Fund, LP paid $153 to the Company under the first tranche, having an original discount amount of $17, resulting in an outstanding principal balance under the Labrys Note of $170; as of the date hereof,  no additional tranches have been funded.  The Labrys Note matured on July 29, 2018 , and bears interest at a rate of 12%, which will increase to 24% upon default. The holder may convert the Labrys Note any time, at a conversion price that the lower of the lowest sale price during the 20 trading days prior to (a) the date of the notice to convert or (b) the date of the Labrys Note. The Labrys Note contains terms found in like instruments for equitable conversion price adjustments. Pursuant to the Securities Purchase Agreement with Labrys Fund, LP, on January 31, 2018, the Company issued 7,500 shares of Common Stock as a commitment fee and 85,000 shares of Common Stock, returnable upon proper repayment of the Labrys Note.  The foregoing descriptions of the Labrys Note and Securities Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

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

In consideration of receiving NIS 180 from Mai Pai, the Company issued Mai Pai 400,000 shares of its common stock and three-year warrants to purchase 400,000 shares of its common stock at the closing price of its shares of common stock on August 1, 2018. Since the Mai Pai Note was not repaid in full on November 1, 2018, $5 was added to the principal amount of the Mai Pai Note. Mai Pai has other remedies Mai Pai under the note. On November 11, 2018 Pai Mai extend the maturity date of the NIS 180 received to December 31, 2018.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Leonite Note No. 1

On September 16, 2018 (the “Issue Date”), the Company issued a 12% Senior Secured Convertible Promissory Note to Leonite Capital, LLC (“Leonite”), having a principal amount of $111 of which $11 constituted an original issue discount (“Leonite Note No. 1”). In connection with Leonite Note No. 1, the Company and Leonite entered into a Securities Purchase Agreement. Leonite Note No. 1 will mature on the earlier of six (6) months from the Issue Date or a capital raise (or raises) in which the Borrower receives in aggregate $111 or more through equity, debt or sale of assets.

Leonite Note No. 1 may not be pre-paid in whole or in part. Any amount of principal or interest on Leonite Note No. 1 which is not paid when due shall bear interest at the rate of twenty four (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Leonite has the right at any time or at any time after an Event of Default occurs, at the Holder’s option to convert all or any part of the outstanding and unpaid principal amount of Leonite Note No. 1 into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price shall be, at the option of Leonite, (i) $0.02 (the “Fixed Conversion Price”) (subject to adjustment as further described in Leonite Note No. 1) or (ii) the closing price of the stock on the Issue Date. At any time after any Event of Default (as defined in Leonite Note No. 1), the Conversion Price shall immediately be equal to the lesser of (i) the Fixed Conversion Price and (ii) 60% multiplied by the lowest bid price of the Common Stock during the twenty-one (21) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion or (iii) the discount to market based on subsequent financings with other investors. Leonite Note No. 1 contains anti-dilution protection and other customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in Leonite Note No. 1), Leonite Note No. 1 shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

On September 16, 2018, the Company issued to Leonite warrants (the “Warrants”) exercisable for four million (4,000,000) shares of the Company’s Common Stock. The Warrants have a term of seventy-two (72) months, are exercisable at a price of $0.04 per share (subject to adjustment) and contain full-ratchet anti-dilution protection provisions.

The foregoing descriptions of Leonite Note No. 1 and Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 (Amounts in thousands, except share and per share data)

Conversions of Convertible Notes During the Nine-Months Ended September 30, 2018

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

In connection with the convertible promissory note issued to EMA Financial, LLC by the Company, dated December 4, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on June 19, 2018 the Company issued 40,000 shares for $9 of principal and conversion fee amounts due; (b) on June 26, 2018 the Company issued 115,000 shares for $21 of principal and conversion fee amounts due. (c) on July 5, 2018 the Company issued 120,000 shares for $12 of principal and conversion fee amounts due; (d) on July 13, 2018 the Company issued 250,000 shares for $20 of principal and conversion fee amounts due; (e) on July 25, 2018 the Company issued 300,000 shares for $12 of principal and conversion fee amounts due; (f) on August 8, 2018 the Company issued 430,000 shares for $6.5 of principal and conversion fee amounts due. (g) on Augusy 24, 2018 the Company issued 550,000 shares for $5 of principal and conversion fee amounts due; (h) on August 30, 2018 the Company issued 795,000 shares for $5 of principal and conversion fee amounts due; (i) on September 5, 2018 the Company issued 872,700 shares for $5 of principal and conversion fee amounts due; (j) on September 10, 2018 the Company issued 1,074,600 shares for $6.5 of principal and conversion fee amounts due. (k) on September 13 2018 the Company issued 1,300,000 shares for $8 of principal and conversion fee amounts due; (l) on September 19, 2018 the Company issued 1,621,000 shares for $10 of principal and conversion fee amounts due; (m) on September 24, 2018 the Company issued 1,768,500 shares for $11 of principal and conversion fee amounts due; Between June 19, 2018 and September 24, 2018, in the aggregate, the Company issued a total of 9,236,800 shares of Common Stock to EMA FINANCIAL, LLC upon the conversion of $130 of amounts due and convertible under such note, for an average conversion price of $0.0141 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $9.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share data)

In connection with the convertible promissory note issued to MORNINGVIEW FINANCIAL, LLC by the Company, dated November 21, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on May 29, 2018 the Company issued 32,468 shares for $10 of principal and conversion fee amounts due; (b) on June 11, 2018 the Company issued 34,091 shares for $11 of principal and conversion fee amounts due; (c) on June 20, 2018 the Company issued 34,091 shares for $7 of principal and conversion fee amounts due; (d) on June 25, 2018 the Company issued 63,132 shares for $13 of principal and conversion fee amounts due. (e) on July 2, 2018 the Company issued 103,536 shares for $20.5 of principal and conversion fee amounts due; (f) on July 10, 2018 the Company issued 119,555 shares for $12.5 of principal and conversion fee amounts due; (g) on July 13, 2018 the Company issued 141,515 shares for $12.5 of principal and conversion fee amounts due; (h) on July 23, 2018 the Company issued 275,483 shares for $12.5 of principal and conversion fee amounts due; (i) on August 3, 2018 the Company issued 383,839 shares for $9.5 of principal and conversion fee amounts due; (j) on August 10, 2018 the Company issued 422,078 shares for $6.5 of principal and conversion fee amounts due; (k) on August 29, 2018 the Company issued 670,641 shares for $4.5 of principal and conversion fee amounts due; (l) on September 6, 2018 the Company issued 864,584 shares for $4 of principal and conversion fee amounts due; (m) on September 14, 2018 the Company issued 1,312,500 shares for $6 of principal and conversion fee amounts due; (n) on September 24, 2018 the Company issued 1,729,167 shares for $8 of principal and conversion fee amounts due Between May 29, 2018 and September 24, 2018, in the aggregate, the Company issued a total of 6,186,680 shares of Common Stock to MORNINGVIEW FINANCIAL, LLC upon the conversion of $137 of amounts due and convertible under such note, for an average conversion price of $0.022152 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $40.

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

In connection with the convertible promissory note issued to Altshuler Shaham netz. by the Company, dated December 10, 2017, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 2, 2018 the Company issued 76,870 shares for $11 of principal and interest amounts due; (b) on July 18, 2018 the Company issued 269,437 shares for $19 of principal and interest amounts due; (c) on July 30, 2018 the Company issued 269,300 shares for $7 of principal and interest amounts due; (d) on August 13, 2018 the Company issued 387,035 shares for $4 of principal and interest amounts due; (e) on August 24, 2018 the Company issued 387,006 shares for $3 of principal and interest amounts due; (f) on August 29, 2018 the Company issued 587,841 shares for $3.5 of principal and interest amounts due; (g) on September 6, 2018 the Company issued 588,000 shares for $3 of principal and interest amounts due; (h) on September 17, 2018 the Company issued 587,650 shares for $3 of principal and interest amounts due; (i) on September 26, 2018 the Company issued 660,102 shares for $6 of principal and interest amounts due; Between July 2, 2018 and September 26, 2018, in the aggregate, the Company issued a total of 3,813,241 shares of Common Stock to Altshuler Shaham netz. upon the conversion of $59 of amounts due and convertible under such note, for an average conversion price of $0.015196 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $159.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 (Amounts in thousands, except share and per share data)

In connection with the convertible promissory note issued to Crown Bridge Partners LLC., by the Company, dated January 3, 2018, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on July 13, 2018 the Company issued 160,000 shares for $10 of principal and conversion fee amounts due; (b) on July 18, 2018 the Company issued 247,000 shares for $16 of principal and conversion fee amounts due; (c) on August 10, 2018 the Company issued 433,000 shares for $5 of principal and conversion fee amounts due; (d) on August 29, 2018 the Company issued 644,000 shares for $3 of principal and conversion fee amounts due; (e) on September 7, 2018 the Company issued 799,000 shares for $4 of principal and conversion fee amounts due; (f) on September 17, 2018 the Company issued 1,450,000 shares for $7 of principal and conversion fee amounts due; (g) on September 24, 2018 the Company issued 1,621,000 shares for $8 of principal and conversion fee amounts due; . Between July 13, 2018 and September 24, 2018, in the aggregate, the Company issued a total of 5,354,000 shares of Common Stock to Crown Bridge Partners LLC., upon the conversion of $53 of amounts due and convertible under such note, for an average conversion price of $0.00994 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $63.

In connection with the convertible promissory note issued to Labrys Funds LP., by the Company, dated January 30, 2018, the holder thereof elected to convert amounts convertible thereunder into shares of Common Stock, as follows: (a) on August 1, 2018 the Company issued 306,226 shares for $10 of principal amounts due; (b) on August 8, 2018 the Company issued 398,000 shares for $7 of interest amounts due; (c) on August 14, 2018 the Company issued 433,160 shares for $7 of principal and interest amount due; (d) on August 22, 2018 the Company issued 325,000 shares for $4 of principal and interest amount due; (e) on August 27, 2018 the Company issued 616,864 shares for $4 of principal and interest amount due; (f) on August 30, 2018 the Company issued 675,091 shares for $5 of principal and interest amount due; (g) on September 5, 2018 the Company issued 872,770 shares for $5 of principal and interest amount due; (h) on September 10, 2018 the Company issued 1,045,332 shares for $7 of principal and interest amount due; (i) on September 13, 2018 the Company issued 1,323,569 shares for $9 of principal and interest amount due; (j) on September 19, 2018 the Company issued 1,321,779 shares for $8 of principal and interest amount due;. Between August 1, 2018 and September 19, 2018, in the aggregate, the Company issued a total of 7,317,791 shares of Common Stock to Labrys Funds LP., upon the conversion of $67 of amounts due and convertible under such note, for an average conversion price of $0.00911 per share. The principle balance outstanding under this convertible promissory note following the foregoing conversions is $123.

In connection with the warrant issued to JMJ Financials by the Company, dated October 24, 2016, the holder thereof elect to convert an aggregate of $57 into 7,472,789 shares of common stock in a cashless exercise, which leaves an outstanding principal balance of $443 on the warrant.

BLUE SPHERE CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 (Amounts in thousands, except share and per share data)

NOTE 9 – SUBSEQUENT EVENTS

BIG Loan Agreement

On October 8, 2018, the Company entered into a loan agreement in the amount of $100 (the “BIG Loan”) with Biogas Investment Group B.I.G. s.r.o. for the sole purpose of completing the development of its Sterksel-Project in The Netherlands. The BIG Loan has a three-month term and will incur penalties of $0.2 per day for each day after the expiration of the term on which the BIG Loan is not repaid. Interest on the BIG Loan is fixed at $15. The BIG Loan is personally guaranteed by the Company’s chief executive officer, Shlomi Palas.

Leonite Note No. 2

On November 5, 2018 (the “Issue Date”), we issued a 12% senior secured convertible note to Leonite Capital LLC (“Leonite”) for the principal sum of U.S. $2,222 subject to original issue discount of $222 (“Leonite Note No. 2”). The principal amount of Leonite Note No. 2 will be disbursed in four tranches with the disbursement of the first tranche of $500 on the Issue Date and three additional tranches to be disbursed upon the mutual agreement of Leonite and the Company. The maturity date of Tranche 1 shall be the earlier of six (6) months from the Issue Date or a capital raise (or raises) through equity, debt or sale of assets. Additional Tranches shall amortize over a period of eighteen (18) months, with principal and interest paid monthly commencing on the first month after issuance of the first Additional Tranche. Leonite Note No. 2 was issued by the Company to Leonite pursuant to the terms of a securities purchase agreement dated as of November 5, 2018.

Leonite Note No. 2 may be prepaid in whole or in part prior to the relevant maturity date, by making a payment to Leonite of an amount in cash equal to 115% and after the relevant maturity date by making a payment to Leonite of an amount in cash equal to 120%, in each case, of the outstanding principal amount being redeemed under the Note plus all unpaid interest thereon.

The obligations of the Company under the Note are secured pursuant to the terms of a security and pledge agreement dated November 5, 2018 and a personal guaranty of Shlomi Palas, chief executive officer of the Company.

Subject to the following sentence, the principal amount of the first tranche and each additional tranche, as well as any accrued and unpaid interest, penalties, if any, and other fees relating to the Note, shall be due and payable on the relevant maturity date. Notwithstanding the foregoing, the Company is obligated to pay to Leonite on an accelerated basis, any outstanding principal amount of Leonite Note No. 2, along with accrued, but unpaid interest, from the following sources of capital:

(1)	Future Financing Proceeds – one hundred percent (100%) of the gross cash proceeds of any future financing of the Company, whether debt or equity, or any other financing proceeds, such as cash advances, royalties or earn-out payments up to outstanding principal amount of Leonite Note No. 2, along with accrued, but unpaid interest; and
(2)	Other Future Receipts – all net proceeds from any sale of assets of the Company or any of its subsidiaries or receipt by the Company or any of its subsidiaries of any tax credits.

The outstanding principal amount and the amount of accrued and unpaid interest on Leonite Note No. 2 shall be reduced to reflect the conversion by Leonite of any or all of the principal, interest or other amounts due under Leonite Note No. 2 into shares of common stock of the Company in accordance with its provisions. The conversion price for any conversion shall be, at the option of Leonite, (i) $0.05 (the “Fixed Conversion Price”) (subject to adjustment) or (ii) the closing price of the Company’s common stock on the date of Leonite Note No. 2 At any time after any event of default (as defined in Leonite Note No. 2) under Leonite Note No. 2, the conversion price shall immediately be equal to the lesser of (i) the Fixed Conversion Price and (ii) 60% multiplied by the lowest bid price of the Common Stock during the twenty-one (21) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

Leonite Note No. 2 provides anti-dilution protection to Leonite such that if the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or other securities convertible into, exercisable for or otherwise entitled any person or entity the right to acquire shares of common stock at an effective price per share that is lower than the then Fixed Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”) (it being agreed that if the holder of the common stock or other securities so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, is entitled to receive shares of common stock at an effective price per share that is lower than the Fixed Conversion Price, such issuance shall be deemed to have occurred for less than the conversion price on such date of the Dilutive Issuance, and the Base Conversion Price shall then be adjusted to equal the lowest of such issuance price), then the Fixed Conversion Price shall be reduced to a price equal the Base Conversion Price as it may be adjusted as provided for above.

In connection with Leonite Note No. 2, the Company has covenanted to reserve 800,000,000 shares of its common stock for conversions by Leonite. Failure to reserve such shares within 45 days of the date of Leonite Note No. 2 shall constitute an event of default under Leonite Note No. 2.

Any amount of principal, interest, other amounts due thereunder or penalties on Leonite Note No. 2 which is not paid by the relevant maturity date, shall bear interest at the lesser of the rate of twenty four percent (24%) per annum or the maximum legal amount permitted by law, from the due date thereof until the same is paid. Additional penalties will be incurred in connection with any event of default, including a $5 per month default monitoring fee, which is payable in cash or shares of common stock a 40% discount to the lowest trade of the ten (10) days preceding the occurrence of the event of default.

The Company and its subsidiaries, including Blue Sphere Italy SRL, Eastern Sphere Ltd., Blue Sphere Brabant, B.V., Bino Sphere, LLC and Blue Sphere Pavia SRL (the “Companies”), have also entered into a royalty agreement in favor of Leonite that provides that the Companies, jointly and severally, shall pay to Leonite, as partial consideration of the transactions contemplated by Leonite Note No. 2, a royalty equal to one and one-half percent (1.5%) of all revenue received by the Company on existing projects, (“Royalty”) promptly upon receipt thereof. The Companies are permitted to defer the Royalty payments one time for four (4) quarters. If Company elects to defer the Royalty payments for such four (4) quarters, the Royalty shall be increased in perpetuity to two and one-half percent (2.5%). 50% of the Royalty shall be earned upon the first tranche and the remaining 50% of the Royalty shall be earned upon further tranches equal in aggregate to $500.

The Companies also entered into a security and pledge agreement with Leonite dated November 5, 2018 which, in order to secure the Company’s timely payment of its obligations and timely performance of each and all of its covenants and obligations to Leonite, unconditionally and irrevocably grants, pledges and hypothecates to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising collateral, which includes:

1.             All accounts, chattel paper, contracts, contract rights, accounts receivable, tax refunds, tax credits, notes receivable, Pledged Equity (as defined below), documents, choses in action and general intangibles, including, but not limited to, proceeds of inventory and returned goods and proceeds from the sale of goods and services, and all rights, liens, securities, guaranties, remedies and privileges related thereto, including the right of stoppage in transit and rights and property of any kind forming the subject matter of any of the foregoing;

2.             All certificates of deposit and all time, savings, demand, or other deposit accounts in the name of Company or in which Company has any right, title or interest, including but not limited to all sums now or at any time hereafter on deposit, and any renewals, extensions or replacements of and all other property which may from time to time be acquired directly or indirectly using the proceeds of any of the foregoing;

3.             All inventory and equipment of every type or description wherever located, including, but not limited to all raw materials, parts, containers, work in process, finished goods, goods in transit, wares, merchandise, furniture, fixtures, hardware, machinery, tools, parts, supplies, automobiles, trucks, other intangible property of whatever kind and wherever located associated with the Company’s business, tools and goods returned for credit, repossessed, reclaimed or otherwise reacquired by Company;

4.             All documents of title and other property from time to time received, receivable or otherwise distributed in respect of, exchange or substitution for or addition to any of the foregoing including, but not limited to, any documents of title;

5.             All know-how, information, labels, permits, patents, copyrights, goodwill, trademarks, trade names, licenses and approvals held by Company, including all other intangible property of Company;

6.             All assets of any type or description that may at any time be assigned or delivered to or come into possession of Company for any purpose for the account of Company or as to which Company may have any right, title, interest or power, and property in the possession or custody of or in transit to anyone for the account of Company, as well as all proceeds and products thereof and accessions and annexations thereto; and

7.             All proceeds (including but not limited to insurance proceeds) and products of and accessions and annexations to any of the foregoing;

as well as all of Company’s tangible and intangible personal property assets, including, but not limited to, all of the following: (i) all accounts, health-care-insurance receivables, cash and currency, chattel paper, deposit accounts, documents, equipment, fixtures, general intangibles, instruments, intellectual property, inventory, investment property, negotiable collateral, loans receivable, motor vehicles, Pledged Equity, goods, supporting obligations, Company’s books, and such other assets of Company as may hereafter arise or Company may hereafter acquire or in which the Secured Party may from time-to-time obtain a security interest, and (ii) the proceeds of any of the foregoing, including, but not limited to, proceeds of insurance covering the foregoing or any portion thereof. Such security interest shall be a first priority security interest.

“Pledged Equity” means 100% of the issued and outstanding Equity Interests of any subsidiary that is directly owned, or will be owned, by Company, including but not limited to Orbit Energy Rhode Island, LLC, and Bino Sphere, LLC, in each case together with the certificates (or other agreements or instruments), if any, representing such shares, and all options and other rights, contractual or otherwise, with respect thereto, including, but not limited to, the following:

(1)         all equity interests representing a dividend thereon, or representing a distribution or return of capital upon or in respect thereof, or resulting from a stock split, revision, reclassification or other exchange therefor, and any subscriptions, warrants, rights or options issued to the holder thereof, or otherwise in respect thereof; and

(2)          in the event of any consolidation or merger involving the issuer thereof and in which the Company is not the surviving person, all shares of each class of the equity interests of the successor person formed by or resulting from such consolidation or merger, to the extent that such successor person is a direct subsidiary of any Company.

The term “Pledged Equity” specifically includes, but is not limited to, all rights of Company embodied in or arising out of the Company’s status as a shareholder or member, consisting of: (a) all economic rights, including without limitation, all rights to share in the profits and losses and all rights to receive distributions of the assets; and (b) all governance rights, including without limitation, all rights to vote, consent to action and otherwise participate in the management.

The Company has also confessed judgment in favor of Leonite in the amount of Two Million Two Hundred Twenty Two Thousand Two Hundred Twenty-Two Dollars ($2,222), or such lesser amount as has been advanced under Leonite Note No. 2, less any payments made on or after the date of its confession of judgment, plus interest in the amount of 12% per annum of the outstanding principal amount, less any adjustments, pursuant to the terms of Leonite Note No. 2 and all applicable penalties under the Note.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Conversions of Convertible Notes and Warrants After the Nine-Months Ended September 30, 2018

In connection with the convertible promissory note issued to EMA Financial, LLC by the Company, dated December 4, 2017, the holder thereof elected to conver an aggregate of $9 in principal and $6 in accrued, but unpaid, interest into 6,570,000 shares of common stock, which leaves an outstanding principal and interest balance of $10 on the note.

In connection with the convertible promissory note issued to MORNINGVIEW FINANCIAL, LLC by the Company, dated November 21, 2017, the holder thereof elected to convert an aggregate of $5.5 in principal and $0.5 in accrued, but unpaid, interest into 3,191,490 shares of common stock, which leaves an outstanding principal balance of $34 on the note.

In connection with the convertible promissory note issued to Crown Bridge Partners LLC., by the Company, dated January 3, 2018, the holder thereof elected to convert an aggregate of $15 in principal and $1.5 in conversion fee, into 9,453,000 shares of common stock, which leaves an outstanding principal balance of $48 on the note

In connection with the convertible promissory note issued to Labrys Funds LP., by the Company, dated January 30, 2018, the holder thereof elected to convert an aggregate of $61 in principal and $3 in accrued, but unpaid, interest into 27,376,081 shares of common stock, which leaves an outstanding principal balance of $62 on the note.

In connection with the warrant issued to JMJ Financials by the Company, dated October 24, 2016, the holder thereof elect to convert an aggregate of $69 into 13,275,269 shares of common stock in a cashless exercise, which leaves an outstanding principal balance of $373 on the warrant.

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

In the third quarter of 2018 we continue to advance our goals and have managed to achieve certain milestones including; completing the primary development work for our biogas project in Brabant, Netherlands.  We now are working to complete the “financial close” for this project with our investing partners and begin construction.  Additionally, our four biogas facilities in the Pavia region of Italy have performed well in the first quarter of this year.  Each facility is operating above 90% capacity and we are currently exceeding our budgeted goals.  Our business development activities continue to move forward and our development pipeline remains robust.  We have also spent a considerable amount of time in the first quarter working with investors and bankers to find the best financing solutions for Blue Sphere to fully capitalize on the opportunities that industry relationships are presenting to us.

Results of Operations – For the Three-Months Ended September 30, 2018 Compared to the Three-Months Ended September 30, 2017

(U.S. dollars in thousands except share and per share data)

Revenue

Revenue from Sales of Electricity & Development Services for the three-month period ended September 30, 2018 were $2,388 thousand as compared to $1,284 thousand of revenues from services for the three-month period ended September 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l

US GAAP accounting standards required Blue Sphere to report the income of its wholly owned subsidiaries on a non-consolidated basis until August 2017. US GAAP also required Blue Sphere report the income from Nonconsolidated Affiliates as Equity Earnings. Blue Sphere believes that these accounting standards do not provide the most representative description of the total revenues generated by the company and or its subsidiaries during the past three months.

Cost of Revenues

Cost of revenues for the three-month period ended September 30, 2018 were $2,404 thousand as compared to $809 thousand for the three-month period ended September 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

Gross Profit

Gross Loss for the three-month period ended September 30, 2018 were $16 thousand as compared to gross profit of $475 thousand for the three-month period ended September 30, 2017. The Decrease is attributable to revenue from development services from Rhode Island projects during 2017

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2018 were $1,058 thousand as compared to $1,506 thousand for the three-month period ended September 30, 2017.

Financial Expenses (income), net

Financial Expenses (income), net for the three-month period ended September 30, 2018 were $772 thousand as compared to $884 thousands for the three-month period ended September 30, 2017. The decrease is attributable to the consolidation of the Italian companies in 2018.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the three-month period ended September 30, 2018 were $923 thousand as compared to a loss of $465 thousand for the three-month period ended September 30, 2017.

Equity Income in Nonconsolidated Subsidiaries

Equity earnings in Nonconsolidated Subsidiaries for the three-month period ended September 30, 2018 were $0 as compared to a loss of $24 thousand for the three-month period ended September 30, 2017. Our income for the three-month period ended September 30, 2017 was attributable only to our share of the net income generated by the SPVs since we used the equity method. As of August 2017, we are consolidating all financial activities from our Italian subsidiaries.

Net Loss

We incurred a net loss of $4,852 thousand for the three-month period ended September 30, 2018, as compared to net loss of $4,233 thousands for the three-month period ended September 30, 2017. The main reason was the loss from change in fair value of warrants liability amounted to 4,012 thousands.

Results of Operations – For the Nine-Months Ended September 30, 2018 Compared to the Nine-Months Ended September 30, 2017

Revenue

Revenue from Sales of Electricity & Development Services for the nine-month period ended September 30, 2018 were $8,089 thousands as compared to $1,284 thousand revenues from services for the nine-month period ended September 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

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

Cost of Revenues

Cost of revenues for the nine-month period ended September 30, 2018 was $6,803 thousand as compared to $809 thousand for the nine-month period ended September 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

Gross Profit

Gross profits for the nine-month period ended September 30, 2018 were $1,286 thousand as compared to $475 thousands for the nine-month period ended September 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended September 30, 2018 were $4,214 thousand as compared to $3,886 thousands for the nine-month period ended September 30, 2017. The increase is attributable to the consolidation of the SPVs by our wholly-owned subsidiaries, Bluesphere Pavia S.r.l. and Bluesphere Italy S.r.l, as well as the initiation expenses of the Netherland project and increase in share-based compensation to employees directors and officers.

Financial Expenses, net

Financial Expenses, net for the nine-month period ended September 30, 2018 were $4,022 thousand as compared to $2,535 thousands for the nine-month period ended September 30, 2017. The increase is attributable to increase of $1,388 in BLS Pavia and BLS Italy following the consolidation.

Equity Earnings in Nonconsolidated Affiliates

Equity Earnings in Nonconsolidated Affiliates for the nine-month period ended September 30, 2018 were $2,071 thousand as compared to $6,343 thousand for the nine-month period ended September 30, 2017. The decrease is attributable to a revaluation of the Rhode Island projects at 2017 that created a one-time equity revenue.

Equity Income in Nonconsolidated Subsidiaries

Equity earnings in Nonconsolidated Subsidiaries for the nine-month period ended September 30, 2018 were $0 as compared to a income of $236, for the nine-month period ended September 30, 2017. Our income for the nine-month period ended September 30, 2017 is attributable only to our share of the net income generated by the SPVs since we used the equity method. As of August 2017, we are consolidating all financial activities from our Italian subsidiaries

Net Loss

We incurred a net loss of $12,811 thousand for the nine-month period ended September 30, 2018, as compared to net loss of $138 thousands for the nine-month period ended September 30, 2017. The loss increase is attributable to the decrease in Income in Nonconsolidated affiliates from $6,343 thousand for the nine-month period ended September 30, 2017 to $2,071 thousand for the nine-month period ended September 30, 2018, while in nine-month period ended September 30, 2018 there are a significant non-cash interest expenses in the amount of 7.9M USD.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2018, we had cash of $2,548 thousand as compared to $1,947 thousandsas of September 30, 2017. As of September 30, 2018, we had a working capital deficit of $19,183 thousands as compared to a deficit of $9,344 thousands as of September 30, 2017. The increase in our working capital deficit is mainly attributable to increase in current maturities of debentures and long-term loans in the amount of $1,220 thousands, increase of account payable and other accounts payable in the amount of $3,406 thousands increase of short term loan in the amount of $726 thousand and increase of $3,103 thousand in deferred payment due to the acquisition of the SPV’s that was presented on September 30, 2017, as a long term liability.

Net cash provided by operating activities was $893 thousand for the nine-month period ended September 30, 2018, as compared to net cash used in the amount of $2,147 thousand for the nine-month period ended September 30, 2017. The increase in net cash provided is mainly attributed to depreciation of $1,330 thousand and a decrease in other current assets $1,272 thousands as well as Expense in respect of convertible notes and loans of 3,040 thousands

Net cash flows used in investing activities was $677 thousand for the nine-month period ended September 30, 2018, as compared to $2,458 thousand for the nine-month period ended September 30, 2017. The decrease was due to decrease in investment in nonconsolidated subsidiary amounted to $3,040 thousands ..

Net cash flows provided by financing activities was $1,364 for the nine-month period ended September 30, 2018, as compared to approximately $6,143 for the nine-month period ended September 30, 2017. The decrease in cash provided by financing activities was due to decrease in proceeds from issuance of shares and warrants due to offerings that we conducted.

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

Off-Balance Sheet Arrangements

As at September 30, 2018, we had no off-balance sheet arrangements of any nature.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Exchange Act) as of the period ended September 30, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period ended September 30, 2018. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Barkats Litigation

On October 22, 2016, the law firm of JS Barkats PLLC filed a complaint against the Company and its Chief Executive Officer, seeking allegedly unpaid legal fees for services rendered from September 9, 2011 through April 23, 2012 in the amount of $428 (thousands), plus interest for a total of $652 (thousands). This Litigation was filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the Supreme Court of the State of New York for the County of New York, Index No. 655600/2016. On October 26, 2016, without notice to the Company or its Chief Executive Officer or an opportunity to be heard, the New York Court issued a Temporary Restraining Order (the “TRO”) in favor JS Barkats PLLC, prohibiting the Company and Mr. Palas from transferring or dissipating any assets up to $652. On October 31, 2016, the Company removed the Barkats Litigation to federal court, filed as JS Barkats PLLC v. Blue Sphere Corporation and Shlomo Palas with the United Stated District Court, Southern District Court of New York, Docket No. 1:16-cv-08404, and on December 6, 2016, Mr. Barkats filed a motion to remand to the New York Court and request for oral argument. The Company terminated the services of JS Barkats LLC in 2012 and management believe the claims brought by JS Barkats PLLC are without merit, that the TRO was improvidently granted, and that JS Barkats PLLC misrepresented, mischaracterized and omitted material facts and the law in seeking the TRO.

On July 10, 2017, the Federal Court granted JS Barkats PLLC’s motion to remand the action to the New York Court, but denied JS Barkats PLLC’s request for costs and fees in bringing its remand petition.  The Federal Court did not rule upon whether plaintiff’s complaint should be dismissed and/or the matter compelled to arbitration and did not rule upon Plaintiff’s motion to hold the Company and Mr. Palas in contempt for allegedly violating the TRO. The Federal Court has since remanded the case back to the New York Court where it is currently pending.  On or about May 16, 2018, Plaintiff moved in state court for the entry of a default against the Company and Palas.  The Company and Palas opposed the motion and filed its own cross-motion to compel arbitration and both motions were submitted to the Court on September 6, 2018. The Court has scheduled oral argument on the motions for January 10, 2019. The Court is unlikely to ruled on the motions prior to oral argument.

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

Prassas Litigation

On March 15, 2017, Prassas Capital, LLC, an Arizona limited liability company, filed a complaint against the Company alleging breach of contract and seeking (a) unpaid fees in the amount of $1,607 plus interest, (b) issuance of an order of prejudgment attachment and garnishment on the Company’s bank accounts, other property held by the Company and all payments owed to the Company from third parties, (c) an injunction restraining the Company from transferring funds or property outside of the court’s jurisdiction or alternatively that the court appoint a receiver to manage, operate, control and take possession of the Company’s assets, and (d) a declaration that Prassas Capital, LLC has been granted a contractual right to purchase 53,847 shares of Common Stock at a price of $6.50 per share (after giving effect to the reverse stock split described below). This litigation was filed as Prassas Capital, LLC v. Blue Sphere Corporation with the United States District Court for the Western District of North Carolina, Civil Action No. 3:17-CV-00131. The Company disputes the allegations and claims, and intends to rigorously defend against this litigation.

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

On September 2, 2017, the Company responded by filing with the court its memorandum in opposition to Prassas’ motion dismiss the Company’s counterclaims, and further to motion for a partial judgement on the pleadings of the Company’s counterclaims in the amount of $833, plus pre-judgment and post-judgment interest.

The Company intend to vigorously defend against this Litigation, the TRO and any other attempts to attach the assets of the Company.

On March 30, 2018, the Court denied BSC’s motion for judgment on the pleadings and granted Prassas’ motion to dismiss counterclaims.

Fact discovery has concluded as of October 31, 2018.  No TRO or other injunctive relief has been granted.  Blue Sphere has moved to amend its Answer to conform with the evidence to include claims for fraud in the inducement and breach of contract.  Prassas has opposed the motion.  Prassas also has filed for summary judgment on some of its claims, which Blue Sphere has opposed. Trial is scheduled to begin on January 7, 2019.

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

New note disclosure to be added

Mai Pai Note

On August 1, 2018, we issued a non-interest bearing note to Mai Pai Investments Limited (“Mai Pai”) for the principal sum of NIS 180 (the “Mai Pai Note”). The Mai Pai Note will mature on November 1, 2018 and may be pre-paid in whole or part at no penalty at any time at the option of the Company.

In consideration of receiving NIS 180 from Mai Pai, the Company issued Mai Pai 400,000 shares of its common stock and three-year warrants to purchase 400,000 shares of its common stock at the closing price of its shares of common stock on August 1, 2018. Since the Mai Pai Note was not repaid in full on November 1, 2018, $5 was be added to the principal amount of the Mai Pai Note. Mai Pai has other remedies Mai Pai under the note. On November 11, 2018 Pai Mai extend the maturity date of the NIS 180 received to December 31, 2018.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

Leonite Note No. 1

On September 16, 2018 (the “Issue Date”), the Company issued a Senior Secured Convertible Promissory Note to Leonite Capital, LLC (“Leonite”), having a principal amount of $111 of which $11 constituted an original issue discount (“Leonite Note No. 1”). In connection with Leonite Note, No. 1 the Company and Leonite entered into a Securities Purchase Agreement. Leonite Note will mature on the earlier of six (6) months from the Issue Date or a capital raise (or raises) in which the Borrower receives in aggregate $111 or more through equity, debt or sale of assets.

Leonite Note No. 1 may not be pre-paid in whole or in part. Any amount of principal or interest on Leonite Note No. 1 which is not paid when due shall bear interest at the rate of twenty four (24%) per annum from the due date thereof until the same is paid (“Default Interest”).

Leonite has the right at any time or at any time after an Event of Default occurs, at the Holder’s option to convert all or any part of the outstanding and unpaid principal amount of the Leonite Note No. 1 into fully paid and non-assessable shares of common stock of the Company at the conversion price (the “Conversion Price”). The Conversion Price shall be, at the option of Leonite, (i) $0.02 (the “Fixed Conversion Price”) (subject to adjustment as further described in the Leonite Note No. 1) or (ii) the closing price of the stock on the Issue Date. At any time after any Event of Default (as defined in Leonite Note No. 1), the Conversion Price shall immediately be equal to the lesser of (i) the Fixed Conversion Price and (ii) 60% multiplied by the lowest bid price of the Common Stock during the twenty-one (21) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion or (iii) the discount to market based on subsequent financings with other investors. Leonite Note No. 1 contains anti-dilution protection and other customary terms found in like instruments for conversion price adjustments.

In the case of an Event of Default (as defined in Leonite Note No. 1), Leonite Note No. 1 shall become immediately due and payable and interest shall accrue at the rate of Default Interest. Certain events of default will result in further penalties.

On September 16, 2018, the Company issued to Leonite warrants (the “Warrants”) exercisable for four million (4,000,000) shares of the Company’s Common Stock. The Warrants have a term of seventy-two (72) months, are exercisable at a price of $0.04 per share (subject to adjustment) and contain full-ratchet anti-dilution protection provisions.

The foregoing descriptions of Leonite Note No. 1 and Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Labrys Note is in default due to the Company’s failure to pay principal and interest when due. Through the date of this Report, there is $62 in outstanding principal and $3 in accrued and unpaid interest. Since the maturity date of this note, July 1, 2018, the Labrys Note has been bearing interest at the default rate of 24% per annum. Other penalties have been triggered, including, but not limited to, the addition of $15 in principal, which has been added to the outstanding principal amount due under the Labrys Note.

The foregoing description of the Labrys Note does not purport to be complete and is qualified in its entirety by reference to the full text of the same, filed as an exhibit to the Company’s annual report on Form 10-K filed on April 17, 2018, and is incorporated herein by reference.

The Chijnsgoed Note is in default due to the Company’s failure to pay the principal amount of the note on its maturity date, September, 1, 2018. The Chijnsgoed Note does not contain any events of default provisions, although the noteholder has the right to convert all or part of the Chijnsgoed Note into shares of Common Stock at the market price (as reported on www.bloomberg.com or www.otcmarkets.com) at the time of conversion, in part or in whole at any time and from time to time. Any such conversion will reduce the principal sum and, thus, the number of shares into which the Principal Amount, as defined in the Chijnsgoed Note, may be converted by whatever amount is converted. Conversion of the Chijnsgoed Note into shares of Common Stock is the sole recourse of Chijnsgoed vis-à-vis the Company in the event that the note is not paid in full on or before the maturity date. In no circumstance will the Company be required to pay or owe to Chijnsgoed any amount in cash. Any principal amount converted into shares of Common Stock will reduce the amount of the Lease Payment accordingly. Through the date of this Report, Chijnsgoed has not made any conversions, communication or taken any action in respect of the Chijnsgoed Note.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

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

BIG Loan Agreement

On October 8, 2018, the Company entered into a loan agreement in the amount of $100 (the “BIG Loan”) with Biogas Investment Group B.I.G. s.r.o. for the sole purpose of completing the development of its Sterksel-Project in The Netherlands. The BIG Loan has a three-month term and will incur penalties of $0.2 per day for each day after the expiration of the term on which the BIG Loan is not repaid. Interest on the BIG Loan is fixed at $15. The BIG Loan is personally guaranteed by the Company’s chief executive officer, Shlomi Palas.

Leonite Note No. 2

On November 5, 2018 (the “Issue Date”), we issued a 12% senior secured convertible note to Leonite Capital LLC (“Leonite”) for the principal sum of U.S. $2,222 subject to original issue discount of $222 (“Leonite Note No.2”). The principal amount of the Leonite Note will be disbursed in four tranches with the disbursement of the first tranche of $500 on the Issue Date and three additional tranches to be disbursed upon the mutual agreement of Leonite and the Company. The maturity date of Tranche 1 shall be the earlier of six (6) months from the Issue Date or a capital raise (or raises) through equity, debt or sale of assets. Additional Tranches shall amortize over a period of eighteen (18) months, with principal and interest paid monthly commencing on the first month after issuance of the first Additional Tranche. Leonite Note No. 2 was issued by the Company to Leonite pursuant to the terms of a securities purchase agreement dated as of November 5, 2018.

Leonite Note No. 2 may be prepaid in whole or in part prior to the relevant maturity date, by making a payment to Leonite of an amount in cash equal to 115% and after the relevant maturity date by making a payment to Leonite of an amount in cash equal to 120%, in each case, of the outstanding principal amount being redeemed under the Note plus all unpaid interest thereon.

The obligations of the Company under Leonite Note No. 2 are secured pursuant to the terms of a security and pledge agreement dated November 5, 2018 and a personal guaranty of Shlomi Palas, chief executive officer of the Company.

Subject to the following sentence, the principal amount of the first tranche and each additional tranche, as well as any accrued and unpaid interest, penalties, if any, and other fees relating to the Note, shall be due and payable on the relevant maturity date. Notwithstanding the foregoing, the Company is obligated to pay to Leonite on an accelerated basis, any outstanding principal amount of Leonite Note No. 2, along with accrued, but unpaid interest, from the following sources of capital:

(1)	Future Financing Proceeds – one hundred percent (100%) of the gross cash proceeds of any future financing of the Company, whether debt or equity, or any other financing proceeds, such as cash advances, royalties or earn-out payments up to outstanding principal amount of Leonite Note, No. 2 along with accrued, but unpaid interest; and
(2)	Other Future Receipts – all net proceeds from any sale of assets of the Company or any of its subsidiaries or receipt by the Company or any of its subsidiaries of any tax credits.

The outstanding principal amount and the amount of accrued and unpaid interest on Leonite Note No.2 shall be reduced to reflect the conversion by Leonite of any or all of the principal, interest or other amounts due under the Leonite Note into shares of common stock of the Company in accordance with its provisions. The conversion price for any conversion shall be, at the option of Leonite, (i) $0.05 (the “Fixed Conversion Price”) (subject to adjustment) or (ii) the closing price of the Company’s common stock on the date of Leonite Note No. 2. At any time after any event of default (as defined in Leonite Note No. 2) under Leonite Note No. 2, the conversion price shall immediately be equal to the lesser of (i) the Fixed Conversion Price and (ii) 60% multiplied by the lowest bid price of the Common Stock during the twenty-one (21) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

Leonite Note No. 2 provides anti-dilution protection to Leonite such that if the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or other securities convertible into, exercisable for or otherwise entitled any person or entity the right to acquire shares of common stock at an effective price per share that is lower than the then Fixed Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”) (it being agreed that if the holder of the common stock or other securities so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, is entitled to receive shares of common stock at an effective price per share that is lower than the Fixed Conversion Price, such issuance shall be deemed to have occurred for less than the conversion price on such date of the Dilutive Issuance, and the Base Conversion Price shall then be adjusted to equal the lowest of such issuance price), then the Fixed Conversion Price shall be reduced to a price equal the Base Conversion Price as it may be adjusted as provided for above.

In connection with the Leonite Note, the Company has covenanted to reserve 800,000,000 shares of its common stock for conversions by Leonite. Failure to reserve such shares within 45 days of the date of the Leonite Note shall constitute an event of default under the Leonite Note.

Any amount of principal, interest, other amounts due thereunder or penalties on Leonite Note No. 2, which is not paid by the relevant maturity date, shall bear interest at the lesser of the rate of twenty four percent (24%) per annum or the maximum legal amount permitted by law, from the due date thereof until the same is paid. Additional penalties will be incurred in connection with any event of default, including a $5 per month default monitoring fee, which is payable in cash or shares of common stock a 40% discount to the lowest trade of the ten (10) days preceding the occurrence of the event of default.

The Company and its subsidiaries, including Blue Sphere Italy SRL, Eastern Sphere Ltd., Blue Sphere Brabant, B.V., Bino Sphere, LLC and Blue Sphere Pavia SRL (the “Companies”), have also entered into a royalty agreement in favor of Leonite that provides that the Companies, jointly and severally, shall pay to Leonite, as partial consideration of the transactions contemplated by Leonite Note No. 2, a royalty equal to one and one-half percent (1.5%) of all revenue received by the Company on existing projects, (“Royalty”) promptly upon receipt thereof. The Companies are permitted to defer the Royalty payments one time for four (4) quarters. If Company elects to defer the Royalty payments for such four (4) quarters, the Royalty shall be increased in perpetuity to two and one-half percent (2.5%). 50% of the Royalty shall be earned upon the first tranche and the remaining 50% of the Royalty shall be earned upon further tranches equal in aggregate to $500.

The Companies also entered into a security and pledge agreement with Leonite dated November 5, 2018 which, in order to secure the Company’s timely payment of its obligations and timely performance of each and all of its covenants and obligations to Leonite, unconditionally and irrevocably grants, pledges and hypothecates to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising collateral, which includes:

1.             All accounts, chattel paper, contracts, contract rights, accounts receivable, tax refunds, tax credits, notes receivable, Pledged Equity (as defined below), documents, choses in action and general intangibles, including, but not limited to, proceeds of inventory and returned goods and proceeds from the sale of goods and services, and all rights, liens, securities, guaranties, remedies and privileges related thereto, including the right of stoppage in transit and rights and property of any kind forming the subject matter of any of the foregoing;

2.             All certificates of deposit and all time, savings, demand, or other deposit accounts in the name of Company or in which Company has any right, title or interest, including but not limited to all sums now or at any time hereafter on deposit, and any renewals, extensions or replacements of and all other property which may from time to time be acquired directly or indirectly using the proceeds of any of the foregoing;

3.             All inventory and equipment of every type or description wherever located, including, but not limited to all raw materials, parts, containers, work in process, finished goods, goods in transit, wares, merchandise, furniture, fixtures, hardware, machinery, tools, parts, supplies, automobiles, trucks, other intangible property of whatever kind and wherever located associated with the Company’s business, tools and goods returned for credit, repossessed, reclaimed or otherwise reacquired by Company;

4.             All documents of title and other property from time to time received, receivable or otherwise distributed in respect of, exchange or substitution for or addition to any of the foregoing including, but not limited to, any documents of title;

5.             All know-how, information, labels, permits, patents, copyrights, goodwill, trademarks, trade names, licenses and approvals held by Company, including all other intangible property of Company;

6.             All assets of any type or description that may at any time be assigned or delivered to or come into possession of Company for any purpose for the account of Company or as to which Company may have any right, title, interest or power, and property in the possession or custody of or in transit to anyone for the account of Company, as well as all proceeds and products thereof and accessions and annexations thereto; and

7.             All proceeds (including but not limited to insurance proceeds) and products of and accessions and annexations to any of the foregoing;

as well as all of Company’s tangible and intangible personal property assets, including, but not limited to, all of the following: (i) all accounts, health-care-insurance receivables, cash and currency, chattel paper, deposit accounts, documents, equipment, fixtures, general intangibles, instruments, intellectual property, inventory, investment property, negotiable collateral, loans receivable, motor vehicles, Pledged Equity, goods, supporting obligations, Company’s books, and such other assets of Company as may hereafter arise or Company may hereafter acquire or in which the Secured Party may from time-to-time obtain a security interest, and (ii) the proceeds of any of the foregoing, including, but not limited to, proceeds of insurance covering the foregoing or any portion thereof. Such security interest shall be a first priority security interest.

“Pledged Equity” means 100% of the issued and outstanding Equity Interests of any subsidiary that is directly owned, or will be owned, by Company, including but not limited to Orbit Energy Rhode Island, LLC, and Bino Sphere, LLC, in each case together with the certificates (or other agreements or instruments), if any, representing such shares, and all options and other rights, contractual or otherwise, with respect thereto, including, but not limited to, the following:

(1)           all equity interests representing a dividend thereon, or representing a distribution or return of capital upon or in respect thereof, or resulting from a stock split, revision, reclassification or other exchange therefor, and any subscriptions, warrants, rights or options issued to the holder thereof, or otherwise in respect thereof; and

(2)           in the event of any consolidation or merger involving the issuer thereof and in which the Company is not the surviving person, all shares of each class of the equity interests of the successor person formed by or resulting from such consolidation or merger, to the extent that such successor person is a direct subsidiary of any Company.

The term “Pledged Equity” specifically includes, but is not limited to, all rights of Company embodied in or arising out of the Company’s status as a shareholder or member, consisting of: (a) all economic rights, including without limitation, all rights to share in the profits and losses and all rights to receive distributions of the assets; and (b) all governance rights, including without limitation, all rights to vote, consent to action and otherwise participate in the management.

The Company has also confessed judgment in favor of Leonite in the amount of Two Million Two Hundred Twenty Two Thousand Two Hundred Twenty-Two Dollars ($2,222), or such lesser amount as has been advanced under Leonite Note No.2, less any payments made on or after the date of its confession of judgment, plus interest in the amount of 12% per annum of the outstanding principal amount, less any adjustments, pursuant to the terms of Leonite Note No. 2 and all applicable penalties under the Note.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the same, filed as exhibits hereto, and are incorporated herein by reference.

ITEM 6. EXHIBITS.

No.	Description	Note
3.1	Amended and Restated Articles of Incorporation, dated November 22, 2013.	(1)
3.2	Certificate of Amendment No. 2 to our Amended and Restated Certificate of Incorporation.	(3)
3.2	Amended and Restated Bylaws, dated September 17, 2015.	(2)
10.01	Leonite Note No. 1 dated September 16, 2018 in favor of Leonite Capital, LLC.
10.02	Loan Agreement with Biogas Investment Group B.I.G. s.r.o. dated October 8, 2018
10.03	12% Senior Secured Convertible Note dated November 5, 2018 in favor of Leonite Capital, LLC
10.04	Securities Purchase Agreement dated November 5, 2018 in respect of the Leonite Note
10.05	Security and Pledge Agreement dated November 5, 2018 in favor of Leonite Capital, LLC
10.06	Royalty Agreement dated November 5 2018 in favor of Leonite Capital, LLC
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from Blue Sphere Corporation’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity/ (Deficit), (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 17, 2015.
(3)	Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-215110) filed with the SEC on March 24, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SPHERE CORPORATION

By:	/s/ Shlomi Palas
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)
Date: November 19, 2018

By:	/s/ Shlomi Palas
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: November 19, 2018